Form 10QSB
period 1996-03-31
OPPORTUNITY MANAGEMENT CO INC
filed 1996-05-14
CIK 912395

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-QSB


     /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

     / / TRANSITION REPORT UNDER SECTION 13 OR R 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from _____________to______________

          Commission file number 33-68700-S

                       Opportunity Management Company, Inc.

                  (Name of small business issuer in its charter)

          Washington                         91-1427776

          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

          12904 East Nora, Suite A, Spokane, WA          99216

          (Address of principal executive offices)     (Zip Code)

          Issuer's telephone number   (509) 928-6545


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

     Not applicable.

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     The total number of shares outstanding of the issuer's common stock, as of April 30, 1996 was 2,175,985 shares at $5.00 per share for a total capital contribution of $10,879,925.

     Transitional Small Business Disclosure Format Yes     No X
                                                      ---    ---

                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                  QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD
                               ENDED MARCH 31, 1996

                                 TABLE OF CONTENTS
                                                            Page

PART I

   Item 1:   Financial Statements.............................3

   Item 2:   Management's Discussion and Analysis of
             Financial Condition & Results of Operation......17

PART II

   Item 1:   Legal Proceedings...............................23

   Item 2:   Changes in Securities...........................23

   Item 3:   Defaults Upon Senior Securities.................23

   Item 4:   Submission of Matters to a Vote of Security
             Holders.........................................23

   Item 5:   Other Information...............................23

   Item 6:   Exhibits and Reports on Form 8-K................24

PART I

ITEM 1  FINANCIAL STATEMENTS

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

STATEMENTS OF CONDITION
MARCH 31, 1996 AND 1995

ASSETS

                                                       1996           1995
                                                   ------------   ------------
  Loans receivable, earning (Note 3)               $ 7,119,258    $ 7,982,237
  Loans receivable, nonearning (Note 3)              2,186,184        581,459
                                                   ------------   ------------
                                                     9,305,442      8,563,696
  Real estate held for sale (Note 3)                 1,125,919        643,595
                                                   ------------   ------------
                                                    10,431,361      9,207,291
  Allowance for losses (Note 3)                       (101,513)       (79,768)
                                                   ------------   ------------
    NET LOANS AND REAL ESTATE                       10,329,848      9,127,523

  Cash                                                 523,235        125,279
  Other assets                                           2,999         56,696
  Accrued interest receivable                           96,691         76,695
                                                   ------------   ------------
    TOTAL ASSETS                                   $10,952,773    $ 9,386,193
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                      27,264         16,609
  Accrued cash dividends payable to
    stockholders                                       152,872        146,727
                                                   ------------   ------------

    TOTAL LIABILITIES                                  180,136        163,336
                                                   ------------   ------------

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
    shares authorized; 1996  2,170,392
    and 1995 1,845,201 shares issued and
    outstanding                                     10,851,964      9,274,262
  Undistributed income (expense)                       (79,327)       (51,405)
                                                   ------------   ------------
                                                    10,772,637      9,222,857
                                                   ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $10,952,773    $ 9,386,193
                                                   ============   ============

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- - --------------------------------------------------------------------------

STATEMENTS OF INCOME
MARCH 31, 1996 AND 1995

REVENUES

                                                          1996          1995
  Interest income on residential loans                $  214,894    $  159,182
  Interest income on commercial loans                    124,774       145,145
  Interest income on bank accounts                         3,214         1,224
  Other income                                             4,676           570
                                                      ----------    ----------
     TOTAL REVENUES                                      347,558       306,121
                                                      ----------    ----------

EXPENSES

  Management fees - related party (Note 5)                40,479        33,974
  Amortization of organizational costs                     1,125         5,358
  Provision for loan and real estate losses               15,000        13,000
  Accounting and auditing expenses                         4,419         3,000
  Legal expenses                                           3,404           557
  Business and occupational taxes                          1,968         2,911
  Other expense                                            1,223           458
                                                      ----------    ----------

     TOTAL EXPENSES                                       67,618        59,258
                                                      ----------    ----------
     NET INCOME (Notes 4 and 5)                       $  279,940    $  246,863
                                                      ==========    ==========

  Primary earnings per common share                   $     0.13    $     0.13

  Weighted average shares outstanding                  2,223,161     1,863,015

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 1996

                                   Common Stock      Undistributed     Total
                              ----------------------    Income     Stockholders'
                                Shares      Amount     (Expense)      Equity
                              ---------  -----------  -----------  -------------
Balance, December 31, 1995    2,086,779  $10,433,894  $  (61,406)   $10,372,488

Net income                            -            -     279,940        279,940

Issuance of common stock         57,547      287,736           -        287,736

Dividends reinvested in stock    26,066      130,334    (130,334)             -

Cash dividends                        -            -    (167,527)      (167,527)
                              ---------  -----------  -----------   ------------
Balance, March 31, 1996       2,170,392  $10,851,964  $  (79,327)   $10,772,637


                "UNAUDITED INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------


STATEMENT OF CASH FLOWS
MARCH 31, 1996 AND 1995

                                                        1996           1995
                                                    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $  279,940     $  246,863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of organizational costs                 1,125          5,358
    Provision for loan and real estate losses           15,000         13,000
    Amortization of discounts                           (4,668)        (2,954)
    (Increase) decrease in:
     Accrued interest receivable                       (12,586)        (3,482)
    Increase (decrease) in:
     Accrued expenses                                      296              7
                                                    -----------    -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            279,107        258,792
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                            (1,094,304)    (1,434,823)
  Principal reductions and maturities of loans       1,099,708        908,411
  Proceeds from sale of real estate owned                1,287          2,075
  Advances of costs associated with other
     real estate                                       (20,383)        (1,385)
                                                    -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                (13,692)      (525,722)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                         287,736        278,395
  Dividends paid to stockholders                      (119,896)      (149,615)
                                                    -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            167,840        128,780
                                                    -----------    -----------
INCREASE (DECREASE) IN CASH                            433,255       (138,150)

Cash, January 1                                         89,980        263,429
                                                    -----------    -----------
Cash, March 31                                      $  523,235     $  125,279
                                                    ===========    ===========

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (CONTINUED)
MARCH 31, 1996 AND 1995

                                                        1996           1995
                                                     ---------      ----------
SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Issuance of common stock for stockholder
   reinvestment of dividends                         $ 130,334      $ 114,678
                                                     ---------      ----------

  Charge offs against the allowance                  $  20,041      $   2,287
                                                     ---------      ----------

  New contracts made in connection with
     sales of real estate owned                      $  47,615      $  18,250
                                                     ---------      ----------

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

FORMATION OF THE COMPANY:
Opportunity Management Company, Inc. was incorporated in the State of Washington on October 12, 1988 and operates as a Real Estate Investment Trust
(REIT) (Note 4). Its general business purpose is to make loans secured by interests in real property and derive income from and relating to those interests in real property.

BASIS OF FINANCIAL STATEMENT PRESENTATION:
The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate future additions to the allowance may be necessary based on changes in economic conditions.

LOANS RECEIVABLE AND INTEREST ON LOANS:
Loans are stated at principal outstanding and net of the allowance for loan losses. Interest income on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loans are placed in a nonaccrual status when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments to principal and interest. Interest previously accrued but not collected is generally reversed and charged against income at the time the loan is placed on nonaccrual status.

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Loans placed in a nonaccrual status are considered impaired for purposes of SFAS No. 114 and No. 118.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES:
The Company utilizes the allowance method of providing for losses on uncollectible loans or overvalued real estate. Specific valuation allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due. In addition to specific allowances, a general allowance is provided for future losses based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, and the evaluation of current economic conditions.

Valuation allowances are provided for real estate held for sale when the net realizable value of the property is less than its costs. General valuation allowances are also provided based on management's estimate of possible losses in the portfolio. Foreclosed assets that are held for sale are carried at the lower of cost (recorded amount at the date of foreclosure) or fair value less disposition costs. Additions to the allowance are charged to expense.

REAL ESTATE HELD FOR SALE:
Real estate held for sale includes properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure or purchased by the Company for resale. These properties are transferred to other real estate owned and are recorded at the lower of the loan balances at the date of transfer or the fair value of the property received as determined by independent appraisals or current listings. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. An allowance for losses on other real estate owned is maintained for subsequent valuation adjustments on a specific property basis.

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

SALES OF REAL ESTATE:
Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

LOAN PLACEMENT FEES:
Opportunity Management Company, Inc. purchases loans from CLS Mortgage, Inc. for its loan portfolio. The loan principal outstanding includes a loan placement fee to CLS Mortgage, Inc. which was paid by the borrower and financed in the loan balance. These fees are accounted for as revenue by CLS Mortgage, Inc. when the loan is sold to Opportunity Management Company, Inc. No income or expense related to these fees are recorded by Opportunity Management Company, Inc. (Note 5).

DIVIDENDS:
It is the policy of the Company to distribute at least 95% of quarterly net earnings in cash and stock reinvestment dividends to the stockholders. A special dividend is declared annually in order to meet REIT requirements which require the Company to distribute 95% of its taxable income to its stockholders. The special dividend cannot be determined until the tax return is prepared which is always subsequent to the Company's year end (Note 4).

The Company offers a dividend reinvestment program (rollover dividend program) whereby the shareholders have the option of receiving dividends in cash or in the alternative they can apply their dividends toward the purchase of stock at the $5 stated value per share. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

                                                        1996           1995
                                                     ---------      ----------
Cash dividends paid                                  $ 119,896      $ 149,615
Dividends reinvested in stock                          130,334        114,678
Accrued dividends, March 31                            152,872        146,727
Accrued dividends, January 1                          (105,252)      (131,469)
                                                     ----------     ----------
     Dividends on common stock                         297,850        279,551

Net effect of fractional shares                             11             11
Dividends accrued in excess of
  net income                                           (17,921)       (32,699)
                                                     ----------     ----------
     NET INCOME                                      $ 279,940      $ 246,863
                                                     ==========     ==========

Cash dividends - accrual basis                       $ 167,527      $ 164,884
Dividends reinvested in stock -
  accrual basis                                        130,334        114,678
Dividends accrued in excess of net income              (17,921)       (32,699)
                                                     ----------     ----------
     NET INCOME                                      $ 279,940      $ 246,863
                                                     ==========     ==========

Per share amounts:
All per share amounts have been calculated on the basis of the weighted average number of shares outstanding during each quarter.

Note 2.  Accounting Changes

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under the SFAS, impairment occurs when it is probable a creditor will not be able to collect all amounts due under a loan agreement. Impaired loans are to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for possible credit losses account. The effect of adoption on the Company's 1995 financial position and results of operations was insignificant (Note 3).

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3. Loans Receivable and Real Estate Held for Sale

Loans receivable at March 31, 1996 and 1995 consist of the following:

                                                        1996          1995
                                                     ----------    ----------
First mortgage loans                                 $7,694,278    $7,274,518
Second mortgage loans                                   506,260       646,594
Loans secured by personal property                    1,104,904       642,584
                                                     ----------    ----------
                                                     $9,305,442    $8,563,696
                                                     ==========    ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at March 31, 1996 and 1995 are as follows:

                                                        1996          1995
                                                     ----------    ----------

Commercial                                           $1,478,545    $1,759,193
Single and multiple family residential                2,300,602     1,762,062
Rural single and multiple family
  residential                                         1,766,680     2,215,051
Mobile homes                                          1,104,904       642,584
Farm/agricultural                                        79,758        35,306
Developed land                                        1,855,977     1,401,820
Undeveloped land                                        718,976       747,680
                                                     ----------    ----------
                                                     $9,305,442    $8,563,696
                                                     ==========    ==========

Real estate held for sale at March 31, 1996 and 1995 consists of the following:

                                                        1996          1995
                                                     ----------    ----------

Commercial                                           $  141,225    $        0
Single family residential                                45,733        31,858
Rural single family residential                         331,198             0
Developed land                                          607,763       611,737
                                                     ----------    ----------
                                                     $1,125,919    $  643,595
                                                     ==========    ==========

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3. Loans Receivable and Real Estate Held for Sale (Continued)

An analysis of the changes in the allowance for losses is as follows:

                                                         1996          1995
                                                     ----------     ----------
Balance at January 1                                 $  106,554     $  68,275
Provision charged to expense                             15,000        13,000
Recoveries                                                    0           780
Charge-off of loss on sale of real
  estate owned                                          (20,041)       (2,287)
                                                     -----------    ----------
Balance at March 31                                  $  101,513     $  79,768
                                                     ===========    ==========

Impairment of loans having a recorded investment of $2,186,184 at March 31, 1996, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at March 31, 1996. Interest income on impaired loans of $20,116 was recognized for cash payments received in 1996. The average impaired loans during the first quarter of 1996 was $2,522,014.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,186,184 at March 31, 1996 and $581,459 at March 31, 1995.
If interest on those loans had been accrued, such income would have approximated $230,606 for the quarter ended March 31, 1996 and $129,545 for the quarter ended March 31, 1995. Interest income on those loans, which is recorded only when received, amounted to $20,116 for March 31, 1996 and $11,249 for March 31, 1995.

Note 4. Income Taxes

The Company, in the opinion of management, continues to qualify as a Real Estate Investment Trust (REIT) under the applicable provisions of the Internal Revenue Code. The Company is allowed to deduct the dividends paid to its stockholders as an expense and in effect not pay federal income taxes. In the event the Company does not qualify, the Company would owe federal income taxes as estimated below.

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 4. Income Taxes (Continued)

                                                         1996          1995
                                                      ---------     ---------
Income before taxes on income                         $ 279,940     $ 246,863
Federal income taxes at statutory rates                 (92,427)      (79,527)
                                                      ----------    ----------
Net Income                                            $ 187,513     $ 167,336
                                                      ==========    ==========

The company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended March 31, 1996 and 1995. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors. During the first quarter of 1996 a special dividend of $27,921 was paid for the year ended December 31, 1995. In the first quarter of 1995 a special dividend of $32,699 was paid for the year ended December 31, 1994.

Note 5. Related Party Transactions

CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the quarters ended March 31, 1996 and 1995, $40,479 and $33,974, respectively, were paid for these services in accordance with a management agreement. For 1996 and 1995 the monthly fee was based on one-twelfth of 1.5% of the amount of common stock
outstanding each month end.   The Company is relying on CLS Mortgage, Inc. to
manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of Opportunity Management Company, Inc. and owns .67% of the common stock of the Company. The two sole stockholders directly and indirectly own 3.42% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at March 31, 1996.

CLS Escrow provides Opportunity Management Company, Inc. with escrow services at no cost. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 5. Related Party Transactions (Continued)

Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended March 31, 1996 and 1995, Opportunity Management Company, Inc. paid $73,075 and $125,074, respectively, in loan placement fees.

Note 6. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH:
The carrying amount approximates fair value.

LOANS:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the professional time and programming costs this procedure would require. All loans are real estate loans with fixed interest rates, which range from 12-18%, as of March 31, 1996. The approximate maturities of the loan portfolio are as follows:

                                                 Principal
                                                  Carrying         Percentage
                                                   Amount         of Portfolio
1996                                            $ 1,106,556            12%
1997                                                451,642             5
1998                                                779,992             8
1999                                              1,875,292            20
2000                                              3,153,368            34
2001                                                553,599             6
2002                                                120,888             1
2003                                                101,705             1
Thereafter                                        1,162,400            13
                                                ------------      -------------
                                                  9,305,442           100%


                "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT

- - ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 7. Contingencies

CONTINGENT LIABILITY:
The existing stockholders who reinvested their dividends on June 30, 1995, have the right to rescind their purchase. The Company prospectus became outdated on April 30, 1995. A total of 22,704.6 shares were reinvested at $5.00 per share representing a contingent liability of $113,523. No provision for the contingent liability has been accrued in the financial statements. This right of rescission is limited to those stockholders who purchased stock after April
30, 1995, and before the amendment to the offering became effective. As of March 31, 1995, no stockholder has exercised the right to rescind their purchase.


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION


    PLAN OF OPERATION AND LIQUIDITY

    Stock sales together with principal payments received on loans receivable provides the source of funds to invest in loans receivable. Opportunity
    Management plans to continue its Management Contract with CLS and thereby continue purchasing loans secured by real estate consistent with its Investment Policy. The Board of Directors has retained the authority to limit the sale of stock to the availability of loans, but to date has not exercised this authority.

    In order to pass through income to its shareholders without being taxed at the Company level, it will continue to comply with the REIT provisions of the Internal Revenue Code.

    The interest received on the loans and the gains on real property sales provide the funds necessary to pay the expenses and make quarterly dividend distributions to the shareholders. The Company manages its cash by not purchasing new loans toward the end of the quarter in order to provide the necessary funds to pay the cash dividends as authorized by the Board of Directors shortly after the end of each calendar quarter. The Company expects to continue the present cash management procedures for the foreseeable future.

    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company has remained profitable meeting the financial performance objectives set forth by the Board of Directors. Stock sales have translated into increased investment in loans which has provided increased revenues while spreading the portfolio risk. As revenues have grown, expenses have remained proportionate providing the stable earnings necessary to make regular quarterly dividend distributions. Set forth below are the key results from operations for the quarters ended March 31, 1996 and March 31, 1995.

    1.  THE COMPANY MET ITS DIVIDEND OBJECTIVES FOR THE QUARTERS ENDED
    MARCH 31, 1996 AND MARCH 31, 1995. The Company's principle performance objective is to provide its shareholders with quarterly dividend distributions. For the quarters ended March 31, 1996 and 1995, the Company posted primary earnings per share of $.13 and $.13, respectively. The dividend distribution for the quarters ended
    March 31, 1996 and 1995 of $279,940 and $246,863 respectively, translated into an 10.0% and 11.0% respective shareholder rate of return, based on a consistent per share price of $5.00. If nonearning assets continue to increase then the ability to pay a 10% return to its shareholders may be impaired.

    2.  SALES OF STOCK AND REINVESTED DIVIDENDS PROVIDED THE FUNDS TO PURCHASE
    LOANS. Stockholders' equity increased for the quarters ended March 31, 1996 and 1995 as a result of sales of common stock of $287,736 and $278,395, respectively. Furthermore, $130,334 and $114,678 of dividends were reinvested in stock for the quarters ended March 31, 1996 and 1995 respectively. The Company expects a portion of the shareholder base will continue to reinvest their dividends in the future. The total amount reinvested was 46.6% for the quarter ended March 31, 1996 and 46.5% for the quarter ended March 31, 1995. Stock sales, reinvested dividends and principal payments provide the means for the Company to purchase new loans. For the quarter ended March 31, 1996, total loans decreased 2.2% and increased 6.8% for the quarter ended March 31, 1995, as a direct result of the sale of stock and reinvested dividends.

    As stated above, stock sales growth thus far in 1996 compared to 1995 slowed down and Management expects this trend to continue. Management believes the existing investor base has invested a significant portion of their portfolio in Opportunity Management stock. Since stock sales correlate to growth in the purchase of loans, Management projects loan growth will be 5% to 10% throughout the current year.

    3.  REVENUES INCREASE. Total revenues for the quarter ended March 31,
    1996 were $347,558, an increase of $41,437 or 13.5% over the first quarter in 1995. Total revenues for the quarter ended March 31, 1995 were $306,121, an increase of $68,683 or 28.9% over 1994. As stated above for the first quarter in 1996 there was a decrease of 2.2% in the loan portfolio and an increase of 6.8% for the first quarter in 1995 as result of lower stock sales in 1996. Additionally, there are more nonearning loans in the portfolio than there have been in previous years thus less interest income.

    4. TYPE OF PROPERTY SECURING THE LOANS IN THE PORTFOLIO HAVE CHANGED. For the quarter ended March 31, 1996 and 1995, 83% and 85% respectively, of the loans in the portfolio were secured by first liens on real property. Of the $741,000 in loan growth in the first quarter of 1996, 57% was in first mortgage loans, a decrease of 19% in second mortgage loans and 62% in mobile home combination real estate loans. During the first quarter of 1995, of the $803,000 in loan growth, 50% was in first mortgage loans, 32% in second mortgage loans and 18% in mobile home combination real estate loans. During the first quarter of 1996 mobile home loans increased and second mortgage loans decreased. Most of the mobile homes or factory made homes reside on the land that is owned by the borrower in which the Company has a first lien. Management projects that there will be more of these mobile home combination loans in the portfolio in the future.

    5.  GROSS INTEREST YIELDS WERE DOWN IN THE FIRST QUARTER OF 1996 AS
    COMPARED TO THE FIRST QUARTER OF 1995. The gross interest yields were down in the first quarter of 1996 compared to the first quarter of 1995.
    The yield on average total loans for the quarter ended March 31, 1996 was 14.44%, down from 14.68% for the quarter ended March 31, 1995. The gross interest yield on average commercial loans was 11.97% and 16.07% for the quarters ended March 31, 1996 and 1995, respectively. The decrease in the commercial loan yield is primarily due to the increase in nonearning loans in the first quarter of 1996 compared to 1995. The gross interest yield on average residential loans was 16.41% and 13.61% for the quarters ended March 31, 1996 and 1995, respectively. The nonearning loans as a percentage of total loans were 23.49% for the first quarter ended 1996 and 6.79% for 1995. At any given time, the Board and Management expect to have 10% to 20% of the loans portfolio in a nonearning status. Since 23% of the loan portfolio are nonearning assets, Management is now underwriting loan acquisitions more conservatively and will continue to do so throughout the year.
    Additionally, Management is aggressively foreclosing on most nonearning assets.

    6.  REAL ESTATE OWNED BY THE COMPANY INCREASED FOR THE QUARTER ENDED MARCH
    31, 1996.  Real estate held for sale increased from $643,595 at March 31,
    1995 to $1,125,919 at March 31, 1996.  This increase was a result of acquiring commercial property, developed land, and single family residential properties through foreclosure.  During the first quarter of
    1996, two developed land lots were sold.   These lots are part of a 19
    lot development that are currently ready, available and listed for sale.
    Subsequent to December 31, 1995 two lots in this development were sold.
    Of the Company's total assets, 20% are nonearning loans receivable thus
    Management expects more foreclosures throughout 1996 in settlement of nonaccrual loans.

    7.  ALLOWANCE FOR LOAN LOSSES WERE INCREASED FOR THE QUARTER ENDED MARCH
    31, 1996. The allowance for the first quarters ended 1996 and 1995 were $101,513 and $79,768 representing .97% and .87%, respectively of the loan and real estate owned portfolio balance. The allowance for loan and real estate losses charged to expense for the quarters ended
    March 31, 1996 and 1995 were $15,000 and $13,000, respectively. Actual losses for the quarters ended March 31, 1996 and 1995 were $20,041 and $2,287, respectively. The net charge-off's to average loans and real estate owned outstanding during the quarters ended March 31, 1996 and

    1995 were .19% and .02%, respectively. The balance for the quarter ended March 31, 1996 was deemed as adequate and appropriate by the Board of Directors. The Board of Directors review each delinquent loan receivable and real estate property held for sale on a quarterly basis to determine if a specific provision in the allowance for losses is appropriate based upon the net realizable value of the property securing the loan. The Board uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

    8.  TOTAL EXPENSES FOR THE QUARTER ENDED MARCH 31, 1996 AS COMPARED TO
    1995. Total expenses as a percentage of average assets were 2.52% and 2.58% for the quarters ended March 31, 1996 and 1995. Management fees for the first quarter of 1996 increased approximately $6,505 over the first quarter in 1995. Management fees paid to CLS are the largest expense and relate proportionately to the net assets managed for the Company by CLS. This expense continues to increase as new stock is issued by the Company. The maximum fee allowed under the contract is based on 2% of the common stock outstanding. At this time, the Company is charging a 1.5% fee on the outstanding stock instead of the 2% allowed.

RETURN ON ASSETS, EQUITY AND EQUITY TO ASSETS RATIO. The following net returns were realized during the first quarters ended March 31, 1996 and 1995:


                                                               Quarter ended
                                                                 March 31,
                                                               1996     1995
                                                              ------   ------
    Return on Assets*
     (net income divided by average total assets)             10.44%   10.73%
    Return on Equity*
     (net income divided by average equity)                   10.59%   10.95%
    Equity to Assets**
     (average equity divided by average total assets)         98.54%   98.04%

    *The return on assets and return on equity for the quarter ended March 31, 1996 were lower than the first quarter ended 1995 primarily as a result of nonearning loans and nonearning real estate owned.

    **The equity to asset ratio increased to 98.54% at March 31, 1996, from 98.04% at March 31, 1995. This is consistent with Management's present policy to finance growth with equity, rather than debt.

PLAN OF OPERATION THROUGHOUT THE YEAR.

    * The Company is committed to continue to offer its stock for sale to the public for the foreseeable future. Management projects stock sales growth will be 5% to 10% annually.

    * The Company has no debt, except for the accrued expenses caused by the accrual method of accounting, which are promptly paid when due. The Company has no plan for leveraged financing.

    * The Company has been able to fully invest all available funds through the purchase of loans. The Company expects to be able to continue to acquire similar loans in the future.

    * Real estate values have stabilized and therefore, the value of the security remains strong.

    * The Company forecasts a stable demand for its services for the foreseeable future, evidenced by the daily loan inquiries to CLS and the portfolio performance.

    * Because 20% of Company assets are nonearning loans receivable, Management expects real estate owned to continue to increase.

    * Management expects revenues as a percentage of total assets to decrease further during 1996. This anticipated decrease is expected because nonearning assets have increased as outlined above. This is expected to result in lower return on equity.

    * Management's strategy in the immediate future is to purchase more residential loans than developed and undeveloped land loans. When developed and undeveloped land loans are purchased, management plans to purchase them with lower loan to collateral value ratios than they have in the past.


UNCERTAINTIES

The principle competition for investors' funds are other income producing securities. One uncertainty is possible fluctuations in market interest rates. A rise in market rates would make debt securities more competitive with the Company's historical dividend rates. In the short term, a rise in interest rates could result in less stock sales, or shareholders may choose to sell Opportunity Management stock in an effort to change their portfolio.

The present high percentage of nonearning assets may result in lower earnings and lower dividends. In the event dividends decrease, more shareholders may choose to sell their stock. No assurance can be made the limited market will provide liquidity to shareholders choosing to sell.

The loan portfolio consists of loans with maturities of one to fifteen years. Most loans, however, have remaining terms of three to five years. As loans mature and balloon payments are paid, new loans are expected to be funded at present market rates. Thus, the Board believes there would be a three to five year lag before the average interest rate of the portfolio would increase after a rise in market rates.

Additionally, throughout 1995 and 1996 the Company has been able to fund loans with a weighted average interest rate in excess of 15.3%. No assurance can be made the Company will be able to acquire loans with interest rates in excess of 15% in the future.

As stated earlier, the Board limits stock sales to the availability of secured real estate loans provided by CLS. Although the Board is comfortable with its relationship with CLS, no assurance can be made that CLS will continue to supply the Company with an adequate number of qualified real estate secured loans.

Recent federal legislation relating to high cost real estate loans may effect CLS Mortgage's ability to supply the Company with an adequate number of qualified real estate loans.

PART II

ITEM 1    LEGAL PROCEEDINGS

     The Company is not presently involved nor does it expect to be involved in any legal proceedings, excepting collection actions on loans that are in default. Since the Company is involved in purchasing loans secured by real property, it will, by its very nature always be involved in collection activities to enforce collection on past due loans, including but not limited to Judicial and Nonjudicial Foreclosure on Deeds of Trusts, Mortgage Foreclosures and Real Estate Contract Forfeitures. Counsel for the Company is of the Opinion that collection actions on delinquent accounts does not constitute pending or threatening litigation under Financial Accounting Standards Board Opinion Number 5 (FASB 5) and is properly categorized as routine litigation incidental to its business.

ITEM 2    CHANGES IN SECURITIES

     None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5    OTHER INFORMATION

     None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     There are no exhibits attached to this report. Exhibits previously filed are incorporated by reference as noted. Exhibits filed herewith appear begin at page E-1.

EXHIBIT
NUMBER    EXHIBIT                                                   PAGE

2 Plan of acquisition, reorganization, arrange-ment, liquidation, or succession*

4 Instruments defining the rights of holders, including indenture, filed as exhibit 4 to the Registrant's original Registration Statement dated October 3, 1993

10 Material contracts filed as exhibit 10 to the Registrant's original Registration Statement dated October 3, 1993

11        Statement re: Computation of per share
          earnings filed as exhibit 11 to the Registrant's original Registration Statement dated
          October 3, 1993

15        Letter on unaudited interim financial information*

18        Letter on change in accounting principles*

19        Reports furnished to securityholders*

22 Published report regarding matters submitted to vote by shareholders*

23        Consent of experts and counsel filed as exhibit
          24 to the Registrants original Registration State-ment dated October 3, 1993

24        Power of attorney*

27        Financial data schedule

99        Additional exhibits*

29        Information from reports furnished to State
          Insurance Authorities*

*Items denoted by an asterisk have either been omitted or are not applicable.

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K in the first quarter of 1996.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPORTUNITY MANAGEMENT COMPANY, INC.
Registrant

                                             Date

H. E. Brazington                         MAY 14, 1996
______________________________          _______________
President & Director