Form 10QSB
period 1996-06-30
OPPORTUNITY MANAGEMENT CO INC
filed 1996-08-12
CIK 912395

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB


     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

     / / TRANSITION REPORT UNDER SECTION 13 OR R 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from ______________to______________

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

     Not applicable.

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     The total number of shares outstanding of the issuer's common stock, as of July 31, 1996 was 2,213,048 shares at $5.00 per share for a total capital contribution of $11,065,240.

     Transitional Small Business Disclosure Format Yes     No X
                                                   ---        ---

                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                  QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD
                                ENDED JUNE 30, 1996

                                 TABLE OF CONTENTS
                                                             Page

PART I

   Item 1:   Financial Statements.............................3

   Item 2:   Management's Discussion and Analysis of
             Financial Condition & Results of Operation......18

PART II

   Item 1:   Legal Proceedings...............................24

   Item 2:   Changes in Securities...........................24

   Item 3:   Defaults Upon Senior Securities.................24

   Item 4:   Submission of Matters to a Vote of Security
             Holders.........................................24

   Item 5:   Other Information...............................24

   Item 6:   Exhibits and Reports on Form 8-K................25

PART I

ITEM 1  FINANCIAL STATEMENTS

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

STATEMENTS OF CONDITION
JUNE 30, 1996 AND 1995


ASSETS

                                                       1996            1995
                                                  -------------    ------------
  Loans receivable, earning (Note 3)               $ 7,493,556      $7,417,280
  Loans receivable, nonearning (Note 3)              2,329,298       1,422,449
                                                  -------------    ------------
                                                     9,822,854       8,839,729
  Real estate held for sale (Note 3)                 1,224,458         723,160
                                                  -------------    ------------
                                                    11,047,312       9,562,889
  Allowance for losses (Note 3)                        (97,120)       (104,768)
                                                  -------------    ------------
    NET LOANS AND REAL ESTATE                       10,950,192       9,458,121

  Cash                                                   7,117          68,638
  Other assets                                           1,874          51,339
  Accrued interest receivable                           96,669          81,506
                                                  -------------    ------------
    TOTAL ASSETS                                   $11,055,852      $9,659,604
                                                  =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                      16,820          14,747
  Accrued cash dividends payable to
    stockholders                                       134,192         143,301
                                                  -------------     -----------
    TOTAL LIABILITIES                                  151,012         158,048
                                                  -------------     -----------
CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
    shares authorized; 1996  2,213,048
    and 1995 1,910,952 shares issued and
    outstanding                                     10,984,167       9,552,962
  Undistributed income (expense)                       (79,327)        (51,406)
                                                  -------------     -----------
                                                    10,904,840       9,501,556
                                                  -------------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $11,055,852      $9,659,604
                                                  =============     ===========

                     "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1996 AND 1995


REVENUES

                                                     1996         1995
                                                  ----------   ----------
  Interest income on residential loans            $  388,780   $  329,186
  Interest income on commercial loans                243,613      297,500
  Interest income on bank accounts                     7,691        2,913
  Other income                                         5,811        1,161
                                                  ----------   ----------
     TOTAL REVENUES                                  645,895      630,760
                                                  ----------   ----------

EXPENSES

  Management fees - related party (Note 5)            80,977       69,157
  Amortization of organizational costs                 2,249       10,715
  Provision for loan and real estate losses           15,000       38,000
  Accounting and auditing expenses                    14,870       14,113
  Legal expenses                                       8,511       12,840
  Business and occupational taxes                      4,336        5,981
  Real estate owned expenses                           1,625            -
  Other expense                                        2,511          671
                                                  ----------   ----------
     TOTAL EXPENSES                                  130,079      151,477
                                                  ----------   ----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       515,816      479,283

Gain on sale of real estate (Note 3)                       -       23,196
                                                  ----------   ----------
     NET INCOME (Notes 4 and 5)                   $  515,816   $  502,479
                                                  ==========   ==========

  Primary earnings per common share               $     0.23   $     0.27

  Weighted average shares outstanding              2,195,414    1,845,941

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 1996 AND 1995


REVENUES

                                                     1996         1995
                                                  ----------   ----------
  Interest income on residential loans            $  173,886   $  170,003
  Interest income on commercial loans                118,839      152,355
  Interest income on bank accounts                     4,478        1,690
  Other income                                         1,134          592
                                                  ----------   ----------
     TOTAL REVENUES                                  298,337      324,640
                                                  ----------   ----------

EXPENSES

  Management fees - related party (Note 5)            40,497       35,182
  Amortization of organizational costs                 1,125        5,358
  Provision for loan and real estate losses                0       25,000
  Accounting and auditing expenses                    10,451       11,113
  Legal expenses                                       5,108       12,284
  Business and occupational taxes                      2,368        3,071
  Real estate owned expenses                           1,625            -
  Other expense                                        1,288          212
                                                  ----------   ----------
     TOTAL EXPENSES                                   62,462       92,220
                                                  ----------   ----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       235,875      232,420

Gain on sale of real estate (Note 3)                       0       23,196
                                                  ----------   ----------
     NET INCOME (Notes 4 and 5)                   $  235,875   $  255,616
                                                  ==========   ==========

  Primary earnings per common share               $     0.11   $     0.14

  Weighted average shares outstanding              2,239,776    1,890,203

                     "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996

                                  Common Stock     Undistributed    Total
                             ----------------------    Income    Stockholders'
                               Shares     Amount     (Expense)      Equity
                             --------- -----------  -----------  ------------
Balance, December 31, 1995   2,102,994 $10,433,894  $  (61,406)   $10,372,488

Net income                           -           -     515,816        515,816

Issuance of common stock        63,301     316,505           -        316,505

Dividends reinvested in stock   46,753     233,768    (233,768)             -

Cash dividends                       -           -    (299,969)      (299,969)
                             --------- ------------ -----------  ------------
Balance, June 30, 1996       2,213,048 $10,984,167  $  (79,327)   $10,904,840
                             ========= ============ ===========  ============

                    "UNAUDITED INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996         1995
                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $  515,816    $  502,479
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of organizational costs               2,249        10,715
    Provision for loan and real estate losses         15,000        38,000
    Amortization of discounts                         (5,759)       (1,127)
    Gain on sale of real estate                            -       (23,196)
    (Increase) decrease in:
   Accrued interest receivable                       (12,564)       (8,293)
    Increase (decrease) in:
   Accrued expenses                                  (10,148)       (3,081)
                                                  -----------    ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          504,594       515,497
                                                  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans net of reductions and
     maturities                                            -      (801,107)
  Purchases of new loans                          (1,997,410)            -
  Principal reductions and maturities of loans     1,398,687             -
  Proceeds from sale of real estate owned              4,978        58,597
  Purchases of real estate owned                           -      (105,478)
  Advances of costs associated with other
     real estate                                     (37,449)      (10,737)
                                                  -----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES             (631,194)     (858,725)
                                                  -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                       316,505       443,572
  Dividends paid to stockholders                    (272,768)     (295,135)
                                                  -----------    ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           43,737       148,437
                                                  -----------    ----------
INCREASE (DECREASE) IN CASH                          (82,863)     (194,791)

Cash, January 1                                       89,980       263,429
                                                  -----------    ----------
Cash, June 30                                     $    7,117     $  68,638
                                                  ===========    ==========

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                     1996           1995
                                                  ----------     ----------
SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Issuance of common stock for stockholder
   reinvestment of dividends                       $ 233,768      $ 228,201
                                                  ----------     ----------
  Charge offs against the allowance                $  24,291      $   2,287
                                                  ----------     ----------
  New contracts made in connection with
   sales of real estate owned                      $  85,490      $  18,250
                                                  ----------     ----------

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

Management believes that the allowance for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions.

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

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

                                                        1996          1995
                                                     ----------    ----------
Cash dividends paid                                  $ 272,768     $ 295,135
Dividends reinvested in stock                          233,768       228,201
Accrued dividends, June 30                             134,192       143,301
Accrued dividends, January 1                          (105,252)     (131,469)
                                                     ----------    ----------
     Dividends on common stock                         535,476       535,168

Net effect of fractional shares                         (1,739)           11
Special dividends accrued in excess
  of net income                                        (27,921)      (32,700)
Regular dividends paid in excess of
  net income                                            10,000             -

     NET INCOME                                      $ 515,816     $ 502,479
                                                     ==========    ==========

Cash dividends - accrual basis                       $ 299,969     $ 306,978
Dividends reinvested in stock -
  accrual basis                                        233,768       228,201
Dividends accrued in excess of net income              (27,921)      (32,700)
Regular dividends paid in excess
  of net income                                         10,000             -

     NET INCOME                                      $ 515,816     $ 502,479
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

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 2. Accounting Changes (Continued)

Changes in these values will be reflected in income and as adjustments to the allowance for possible credit losses account. The effect of adoption on the Company's 1995 financial position and results of operations was insignificant (Note 3).

Note 3. Loans Receivable and Real Estate Held for Sale

Loans receivable at June 30, 1996 and 1995 consist of the following:

                                                         1996        1995
                                                      ----------   ----------
First mortgage loans                                  $8,198,833   $7,242,205
Second mortgage loans                                    401,263      699,675
Loans secured by personal property
 with land                                             1,222,758      897,849
                                                      ----------   ----------
                                                      $9,822,854   $8,839,729
                                                      ==========   ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at June 30, 1996 and 1995 are as follows:

                                                         1996          1995
                                                      ----------   ----------
Commercial                                            $1,916,638   $1,782,584
Single and multiple family residential                 2,372,955    1,868,505
Rural single and multiple family
  residential                                          1,847,949    1,935,950
Mobile homes                                           1,222,758      897,850
Farm/agricultural                                         79,692       19,787
Developed land                                         1,784,247    1,453,267
Undeveloped land                                         598,615      881,786
                                                      ----------   ----------
                                                      $9,822,854   $8,839,729
                                                      ==========   ==========

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3. Loans Receivable and Real Estate Held for Sale (Continued)

Real estate held for sale at June 30, 1996 and 1995 consists of the following:

                                                      1996          1995
                                                   ----------    ----------
Commercial                                         $  142,695    $        -
Rural single family residential                       346,259       111,424
Developed land                                        735,504       611,736
                                                   ----------    ----------
                                                   $1,224,458    $  723,160
                                                   ==========    ==========

An analysis of the changes in the allowance for losses is as follows:

                                                       1996         1995
                                                   -----------   -----------
Balance at January 1                               $  106,554    $   68,275
Provision charged to expense                           15,000        38,000
Recoveries                                                204           780
Charge-off of loss on sale of real
  estate owned                                        (24,638)       (2,287)
                                                   -----------   -----------
Balance at June 30                                 $   97,120    $  104,768
                                                   ===========   ===========

Impairment of loans having a recorded investment of $2,329,298 at June 30, 1996, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at June 30, 1996. Interest income on impaired loans of $64,544 was recognized for cash payments received in 1996. The average impaired loans during the second quarter of 1996 was $2,593,571.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,329,298 at June 30, 1996 and $1,422,449 at June 30, 1995. If
interest on those loans had been accrued, such income would have approximated $273,601 for the quarter ended June 30, 1996 and $137,245 for the quarter ended June 30, 1995. Interest income on those loans, which is recorded only when received, amounted to $64,544 for June 30, 1996 and $45,840 for June 30, 1995.

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT


- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

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

                                                       1996         1995
                                                    ----------   ----------
Income before taxes on income                       $ 515,816    $ 502,479
Federal income taxes at statutory rates              (175,377)    (170,843)
                                                    ----------   ----------
Net Income                                          $ 340,349    $ 331,636
                                                    ==========   ==========

The company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended June 30, 1996 and 1995. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors. During the first quarter of 1996 a special dividend of $27,921 was paid for the year ended December 31, 1995. In the first quarter of 1995 a special dividend of $32,700 was paid for the year ended December 31, 1994.

Note 5. Related Party Transactions

CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the quarters ended June 30, 1996 and 1995, $80,977 and $69,157, respectively, were paid for these services in accordance with a management agreement. For 1996 and 1995 the monthly fee was based on one-twelfth of
1.5% of the amount of common stock outstanding each month end.   The Company
is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of Opportunity Management Company, Inc. and owns .67% of the common stock of the Company. The two sole

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 5. Related Party Transactions (Continued)

stockholders directly and indirectly own 3.43% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at June 30, 1996.

CLS Escrow provides Opportunity Management Company, Inc. with escrow services at no cost. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended June 30, 1996 and 1995, Opportunity Management Company, Inc. paid $215,784 and $274,187, respectively, in loan placement fees.

Note 6. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH:
The carrying amount approximates fair value.

LOANS:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the professional time and programming costs this procedure would

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

- ---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 6. Fair Value of Financial Instruments (Continued)

require. All loans are real estate loans with fixed interest rates, which range from 12-18%, as of June 30, 1996. The approximate maturities of the loan portfolio are as follows:

                                              Principal
                                              Carrying       Percentage
                                               Amount       of Portfolio
                                             -----------    ------------
1996                                          $  864,074          9%
1997                                             384,768          4
1998                                             747,631          8
1999                                           1,695,592         17
2000                                           2,432,867         25
2001                                           1,760,468         18
2002                                              87,156          1
2003                                             160,275          1
Thereafter                                     1,690,023         17
                                             -----------    ------------
                                               9,822,854        100%

Note 7. Contingencies

CONTINGENT LIABILITY:
The existing stockholders who reinvested their dividends on June 30, 1995, have the right to rescind their purchase. The Company prospectus became outdated on April 30, 1995. A total of 22,704.6 shares were reinvested at $5.00 per share representing a contingent liability of $113,523. No provision for the contingent liability has been accrued in the financial statements. This right of rescission is limited to those stockholders who purchased stock after April 30, 1995, and before the amendment to the offering became effective. As of June 30, 1996, no stockholder has exercised the right to rescind their purchase.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has remained profitable meeting the financial performance objectives set forth by the Board of Directors. Stock sales have translated into increased investment in loans which has provided increased revenues while spreading the portfolio risk. As revenues have grown, expenses have remained proportionate providing the stable earnings necessary to make regular quarterly dividend distributions. Set forth below are the key results from operations for the quarters ended June 30, 1996 and June 30, 1995.

1.  THE COMPANY MET ITS DIVIDEND OBJECTIVES FOR THE QUARTERS ENDED
JUNE 30, 1996 AND JUNE 30, 1995. The Company's principle performance objective is to provide its shareholders with quarterly dividend distributions. For the six months ended June 30, 1996 and 1995, the Company posted primary earnings per share of $.23 and $.27, respectively. The dividend distribution for the six months ended June 30, 1996 and 1995 of $515,816 and $502,479 respectively, translated into a 9.70% and 10.94% respective return on average shareholder equity. For the quarters ended June 30, 1996 and 1995, the Company posted primary earnings per share of $.11 and $.14, respectively. The dividend distribution for the quarters ended June 30, 1996 and 1995 of $235,875 and $255,616 respectively, translated into a 8.70% and 10.92% respective return on average shareholder equity. As nonearning assets continue to increase the ability to pay a 10% return to its shareholders is impaired.

2. SALES OF STOCK AND REINVESTED DIVIDENDS PROVIDED THE FUNDS TO PURCHASE LOANS. Stockholders' equity increased for the six months ended June 30, 1996 and 1995 as a result of sales of common stock of $316,505 and $443,572, respectively. Furthermore, $233,768 and $228,201 of dividends were reinvested in stock for the six months ended June 30, 1996 and 1995 respectively. The Company expects a portion of the shareholder base will continue to reinvest their dividends in the future. The total amount reinvested was 45.3% for the six months ended June 30, 1996 and 45.4% for the six months ended June 30, 1995. Stock sales, reinvested dividends and principal payments provide the means for the Company to purchase new loans. For the six months ended
June 30, 1996 and 1995, total loans increased 3.3% and 10.2% respectively, as a direct result of the sale of stock and reinvested dividends.

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

3. REVENUES DECREASE. Total revenues for the quarter ended June 30, 1996 were $298,337, a decrease of $26,303 or 8.1% over the second quarter in 1995. Total revenues for the quarter ended June 30, 1995 were $324,640, an increase of $39,785 or 14.0% over 1994. As stated above, for the six months ended in 1996 there was an increase of 3.3% in the loan portfolio and an increase of 10.2% for the six months ended in 1995 as result of lower stock sales in 1996. Additionally, there are more nonearning loans in the portfolio than there have been in previous years thus less interest income.

4. TYPE OF PROPERTY SECURING THE LOANS IN THE PORTFOLIO HAVE CHANGED. At June 30, 1996 and 1995, 83% and 82% respectively, of the loans in the portfolio were secured by first liens on real property. Of the $983,125 in loan growth for the first six months of 1996, 97% was in first mortgage loans, 30% in second mortgage loans and 33% in mobile home combination real estate loans. During the first six months in 1995, of the $1,324,279 in loan growth, 10% was in first mortgage loans, 46% in second mortgage loans and 44% in mobile home combination real estate loans. At June 30, 1996 first mortgage loans increased and second mortgage loans and mobile home loans decreased. Most of the mobile homes or factory made homes reside on the land that is owned by the borrower in which the Company has a first lien. Management projects that there will be more of these mobile home combination loans in the portfolio in the future.

5. GROSS INTEREST YIELDS WERE DOWN FOR THE SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995. The annualized yield on average total loans for the six months ended June 30, 1996 was 13.08%, down from 14.87% for the six months ended June 30, 1995. The gross interest yield on average commercial loans was 10.10% and 15.74% for the six months ended June 30, 1996 and 1995, respectively. The decrease in the commercial loan yield is primarily due to the increase in nonearning loans in the first two quarters of 1996 as compared to 1995. The gross interest yield on average residential loans was 16.06% and 13.95% for the six months ended June 30, 1996 and 1995, respectively. The nonearning loans as a percentage of total loans were 23.71% for the six months ended 1996 and 16.09% for 1995. At any given time, the Board and Management expect to have 10% to 20% of the loans portfolio in a nonearning status. Since 24% of the loan portfolio are nonearning assets, Management is now underwriting loan acquisitions more conservatively and will continue to do so throughout the year. Additionally, Management is aggressively foreclosing on most nonearning assets.

6.  REAL ESTATE OWNED BY THE COMPANY INCREASED FOR SIX MONTHS ENDED
JUNE 30, 1996.  Real estate held for sale increased from $723,160 at
June 30, 1995 to $1,224,458 at June 30, 1996. This increase was a result of acquiring commercial property, developed land, and single family residential properties through foreclosure. During the first quarter of
1996, two developed land lots were sold.   These lots are part of a 19 lot
development that are currently ready, available and listed for sale.
In the second quarter one of the single family residential properties was sold. Of the Company's total assets, 21% are nonearning loans receivable thus Management expects more foreclosures throughout 1996 in settlement of nonaccrual loans.

7.  ALLOWANCE FOR LOAN LOSSES DECREASED FOR THE SIX MONTHS ENDED
JUNE 30, 1996. The allowance for losses at June 30, 1996 and 1995 was $97,120 and $104,768 representing .88% and 1.10%, respectively of the loan and real estate owned portfolio balance. The provision for loan and real estate losses charged to expense for the six months ended
June 30, 1996 and 1995 were $15,000 and $38,000, respectively. Actual losses charged against the allowance for the six months ended June 30, 1996 and 1995 were $24,638 and $2,287, respectively. The net charge-off's to average loans and real estate owned outstanding during the first six months of 1996 and 1995 were .23% and .03%, respectively. The balance at June 30, 1996 was deemed as adequate and appropriate by the Board of Directors. The Board of Directors review each delinquent loan receivable and real estate property held for sale on a quarterly basis to determine if a specific provision in the allowance for losses is appropriate based upon the net realizable value of the property securing the loan. The Board uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

8. TOTAL EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO 1995. Total expenses as a percentage of average assets were 1.21% and 1.62% for the six months ended June 30, 1996 and 1995. Management fees for the six months ended June 30, 1996 increased approximately $11,280 over the first six months in 1995. Management fees paid to CLS are the largest expense and relate proportionately to the net assets managed for the Company by CLS. This expense continues to increase as new stock is issued by the Company. The maximum fee allowed under the contract is based on 2% of the common stock outstanding. At this time, the Company is charging a 1.5% fee on the outstanding stock instead of the 2% allowed.

RETURN ON ASSETS, EQUITY AND EQUITY TO ASSETS RATIO. The following net returns were realized during the six months ended June 30, 1996 and 1995:

                                                            Six Months Ended
                                                                June 30,
                                                             1996      1995
                                                            ------    ------
Return on Assets*
 (net income divided by average total assets)                9.57%    10.76%
Return on Equity*
 (net income divided by average equity)                      9.70%    10.94%
Equity to Assets**
 (average equity divided by average total assets)           98.69%    98.35%

*The return on assets and return on equity for the six months ended June 30, 1996 were lower than the first six months of 1995 primarily as a result of nonearning loans and nonearning real estate owned.

**The equity to asset ratio increased to 98.69% at June 30, 1996, from 98.35% at June 30, 1995. This is consistent with Management's present policy to finance growth with equity, rather than debt.

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

   * Because 21% of Company assets are nonearning loans receivable, Management expects real estate owned to continue to increase.

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

None.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 1996, the annual shareholders' meeting was conducted. The shareholders in attendance, together with shareholders' votes by proxy, unanimously elected the following directors to office:

                           H. E. Brazington, President
                          Stanley Brazington, Secretary
                      Rudy W. Nelson, Independent Director
                     Dr. Vaughn Ransom, Independent Director
                      Vern W. Haworth, Independent Director
                      Elden Sorensen, Independent Director
                    C. Patrick Craigen, Independent Director
                    Dr. David W. Hanson, Independent Director
                        Douglas M. O'Coyne, Sr., Director

These directors are all of the directors of Opportunity Management Company.


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

11      Statement re: Computation of per share
        earnings filed as exhibit 11 to the Registrant's original Registration Statement dated
        October 3, 1993

15      Letter on unaudited interim financial information*

18      Letter on change in accounting principles*

19      Reports furnished to securityholders*

22      Published report regarding matters submitted to
        vote by shareholders                                    27

23      Consent of experts and counsel filed as exhibit
        24 to the Registrants original Registration State-ment dated October 3, 1993

24      Power of attorney*

27      Financial data schedule                                 28

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

OPPORTUNITY MANAGEMENT COMPANY, INC.
Registrant


                                                 Date

H. E. Brazington
- ---------------------------------------          -------------------
President & Director