Form 10QSB
period 1996-09-30
OPPORTUNITY MANAGEMENT CO INC
filed 1996-11-15
CIK 912395

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR R 15(d) OF THE SECURITIES EXCHANGE ACT

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

     Not applicable.

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     The total number of shares outstanding of the issuer's common stock, as of October 31, 1996 was 2,229,780 shares at $5.00 per share for a total capital contribution of $11,148,900.

     Transitional Small Business Disclosure Format Yes    No X
                                                   ---      ---

                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                  QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD
                             ENDED SEPTEMBER 30, 1996

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

   Item 6:   Exhibits and Reports on Form 8-K................25

PART I

ITEM 1  FINANCIAL STATEMENTS

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

STATEMENTS OF CONDITION
SEPTEMBER 30, 1996 AND 1995

ASSETS

                                                      1996          1995
                                                  ------------   -----------
  Loans receivable, earning (Note 3)              $ 6,236,262    $7,465,843
  Loans receivable, nonearning (Note 3)             3,391,703     1,512,976
                                                  ------------   -----------
                                                    9,627,965     8,978,819
  Real estate held for sale (Note 3)                1,161,633       884,155
                                                  ------------   -----------
                                                   10,789,598     9,862,974
  Allowance for losses (Note 3)                       (98,603)     (100,123)

    NET LOANS AND REAL ESTATE                      10,690,995     9,762,851

  Cash                                                355,492       101,528
  Other assets                                            750        89,817
  Accrued interest receivable                          75,421         5,248
                                                  ------------   -----------
    TOTAL ASSETS                                  $11,122,658    $9,959,444
                                                  ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                     21,454        18,809
  Accrued cash dividends payable to
    stockholders                                      113,428       152,883
                                                  ------------   -----------
    TOTAL LIABILITIES                                 134,882       171,692
                                                  ------------   -----------
CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
    shares authorized; 1996  2,229,635
    and 1995 1,967,832 shares issued and
    outstanding                                    11,067,103     9,839,158
  Undistributed income (expense)                      (79,327)      (51,406)
                                                  ------------   -----------
                                                   10,987,776     9,787,752
                                                  ------------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,122,658    $9,959,444
                                                  ============   ===========

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


REVENUES

                                                      1996         1995
                                                  ----------   ----------
  Interest income on residential loans            $  523,358   $  522,617
  Interest income on commercial loans                384,156      416,252
  Interest income on bank accounts                     9,108        3,796
  Other income                                         6,927        1,878
                                                  ----------   ----------
     TOTAL REVENUES                                  923,549      944,543
                                                  ----------   ----------

EXPENSES

  Management fees - related party (Note 5)           122,168      105,601
  Amortization of organizational costs                 3,374       11,840
  Provision for loan and real estate losses           35,000       38,000
  Accounting and auditing expenses                    22,481       18,013
  Legal expenses                                      27,964       13,841
  Business and occupational taxes                      6,530        9,663
  Real estate owned expenses                           3,907            -
  Other expense                                        2,628        1,270
                                                  ----------   ----------
     TOTAL EXPENSES                                  224,052      198,228
                                                  ----------   ----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       699,497      746,315

Gain on sale of real estate (Note 3)                  11,486       23,598
                                                  ----------   ----------
     NET INCOME (Notes 4 and 5)                   $  710,983   $  769,913
                                                  ==========   ==========

  Primary earnings per common share               $     0.32   $     0.41

  Weighted average shares outstanding              2,225,870    1,875,483

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995


REVENUES

                                                      1996         1995
                                                  ----------   ----------
  Interest income on residential loans            $  134,577   $  193,431
  Interest income on commercial loans                140,543      118,752
  Interest income on bank accounts                     1,416          882
  Other income                                         1,117          716
                                                  ----------   ----------
     TOTAL REVENUES                                  277,653      313,781
                                                  ----------   ----------

EXPENSES

  Management fees - related party (Note 5)            41,191       36,444
  Amortization of organizational costs                 1,125        1,125
  Provision for loan and real estate losses           20,000            0
  Accounting and auditing expenses                     7,611        3,900
  Legal expenses                                      19,453        1,000
  Business and occupational taxes                      2,194        3,681
  Real estate owned expenses                           2,281            -
  Other expense                                          118          598
                                                  ----------   ----------
     TOTAL EXPENSES                                   93,973       46,748
                                                  ----------   ----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       183,680      267,033

Gain on sale of real estate (Note 3)                  11,486          401
                                                  ----------   ----------
     NET INCOME (Notes 4 and 5)                   $  195,166   $  267,434
                                                  ==========   ==========

  Primary earnings per common share               $     0.08   $     0.14

  Weighted average shares outstanding              2,334,229    1,954,370

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1996


                                   Common Stock     Undistributed    Total
                              ----------------------    Income    Stockholders'
                                Shares      Amount    (Expense)      Equity
                              --------- -----------  -----------  ------------
Balance, December 31, 1995    2,086,779 $10,433,894  $  (61,406) $10,372,488

Net income                            -           -     710,983      710,983

Issuance of common stock         63,344     316,724           -      316,724

Dividends reinvested in stock    63,297     316,485    (316,485)           -

Cash dividends                        -           -    (412,419)    (412,419)
                              --------- -----------  ----------- ------------
Balance, September 30, 1996   2,213,420 $11,067,103  $  (79,327) $10,987,776
                              ========= ============  =========== ============

                    "UNAUDITED INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     1996          1995
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $  710,983     $  769,913
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of organizational costs              3,374         56,806
    Provision for loan and real estate losses        35,000         38,000
    Amortization of discounts                        (6,815)        (1,807)
    Gain on sale of real estate                     (11,486)       (23,598)
    (Increase) decrease in:
   Accrued interest receivable                        8,684        (16,604)
    Increase (decrease) in:
   Accrued expenses                                  (5,514)           981
                                                 -----------    -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         734,226        823,691
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans net of reductions and
     maturities                                           -       (912,986)
  Purchases of new loans                         (3,810,428)             -
  Principal reductions and maturities of loans    3,414,724              -
  Proceeds from sale of real estate owned           118,012         92,332
  Purchases of real estate owned                          -       (321,340)
  Advances of costs associated with other
     real estate development                       (101,769)       (20,388)
                                                 -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES            (379,461)    (1,162,382)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                      316,724        614,496
  Dividends paid to stockholders                   (405,977)      (437,706)
                                                 -----------    -----------
CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES                                        (89,253)       176,790
                                                 -----------    -----------
INCREASE (DECREASE) IN CASH                         265,512       (161,901)

Cash, January 1                                      89,980        263,429
                                                 -----------    -----------
Cash, September 30                               $  355,492     $  101,528
                                                 ===========    ===========

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     1996           1995
                                                  ----------     ----------
SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Issuance of common stock for stockholder
   reinvestment of dividends                      $ 316,485      $ 343,473
                                                  ----------     ----------
  Acquisition of real estate in settlement
    of loans                                      $       -      $ 321,340
                                                  ----------     ----------
  Charge offs against the allowance               $  43,431      $   6,932
                                                  ----------     ----------
  New contracts made in connection with
   sales of real estate owned                     $ 109,390      $  45,200
                                                  ----------     ----------

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

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

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

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

----------------------------------------------------------------------------

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

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

                                                  1996             1995
                                               ----------       ----------
Cash dividends paid                            $ 405,977        $ 437,706
Dividends reinvested in stock                    316,485          343,473
Accrued dividends, September 30                  113,428          152,883
Accrued dividends, January 1                    (105,252)        (131,458)
                                               ----------       ----------
     Dividends on common stock                   730,638          802,604

Net effect of fractional shares                   (1,734)               9
Special dividends accrued in excess
  of net income                                  (27,921)         (32,700)
Regular dividends paid in excess of
  net income                                      10,000                -
                                               ----------       ----------

     NET INCOME                                $ 710,983        $ 769,913
                                               ==========       ==========

Cash dividends - accrual basis                 $ 412,419        $ 459,140
Dividends reinvested in stock -
  accrual basis                                  316,485          343,473
Dividends accrued in excess of net income        (27,921)         (32,700)
Regular dividends paid in excess
  of net income                                   10,000                -
                                               ----------       ----------
     NET INCOME                                $ 710,983        $ 769,913
                                               ==========       ==========

Per share amounts:
All per share amounts have been calculated on the basis of the weighted average number of shares outstanding during each quarter.

Note 2.  Accounting Changes

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under the SFAS, impairment occurs when it is probable a creditor will not be able to collect all amounts due under a loan agreement. Impaired loans are to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Changes in these values will be

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 2. Accounting Changes (Continued)

reflected in income and as adjustments to the allowance for possible credit losses account. The effect of adoption on the Company's 1995 financial position and results of operations was insignificant (Note 3).

Note 3. Loans Receivable and Real Estate Held for Sale

Loans receivable at September 30, 1996 and 1995 consist of the following:

                                                1996               1995
                                             ----------         ----------
First mortgage loans                         $8,146,741         $7,304,866
Second mortgage loans                           432,629            604,741
Mobile homes with land                        1,048,595          1,069,212
                                             ----------         ----------
                                             $9,627,965         $8,978,819
                                             ==========         ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at September 30, 1996 and 1995 are as follows:

                                                1996                1995
                                             ----------          ----------
Commercial                                   $1,781,770          $1,613,330
Single and multiple family residential        2,492,755           1,853,839
Rural single and multiple family
  residential                                 1,840,659           2,067,272
Mobile homes with land                        1,052,560           1,069,212
Farm/agricultural                                 9,758               9,758
Developed land                                1,866,363           1,634,686
Undeveloped land                                584,100             730,722
                                             ----------          ----------
                                             $9,627,965          $8,978,819
                                             ==========          ==========

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

---------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3. Loans Receivable and Real Estate Held for Sale (Continued)

Real estate held for sale at September 30, 1996 and 1995 consists of the following:

                                                  1996              1995
                                               ----------        ----------
Commercial                                     $  142,695        $  124,231
Single and multiple family residential                  -            32,889
Rural single family residential                   216,183           141,235
Mobile homes with land                             43,070                 -
Developed land                                    759,685           585,800
                                               ----------        ----------
                                               $1,161,633        $  884,155
                                               ==========        ==========

An analysis of the changes in the allowance for losses is as follows:

                                                   1996             1995
                                                -----------      ----------
Balance at January 1                            $  106,554       $  68,275
Provision charged to expense                        35,000          38,000
Recoveries                                             480             780
Charge-off of loss on sale of real
  estate owned                                     (43,431)         (6,932)
                                                -----------      ----------
Balance at September 30                         $   98,603       $ 100,123
                                                ===========      ==========

Impairment of loans having a recorded investment of $3,391,703 at September 30, 1996, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at September 30, 1996. Interest income on impaired loans of $158,787 was recognized for cash payments received in 1996. The average impaired loans for the nine months ending September 30, 1996 was $2,746,786.

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,391,703 at September 30, 1996 and $1,512,976 at September 30, 1995. If interest on those loans had been accrued, such income would have approximated $363,168 for the quarter ended September 30, 1996 and $118,422 for the quarter ended September 30, 1995. Interest income on those loans, which is recorded only when received, amounted to $158,787 for September 30, 1996 and $120,324 for September 30, 1995.

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

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

                                                  1996             1995
                                               ----------       ----------
Income before taxes on income                  $ 710,983        $ 769,913
Federal income taxes at statutory rates         (241,734)        (261,770)
                                               ----------       ----------
Net Income                                     $ 469,249        $ 508,143
                                               ==========       ==========

The company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended September 30, 1996 and 1995. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors. At each year end taxable income is computed and compared to book income and special dividends are paid, if necessary, to maintain the REIT status. During the first quarter of 1996 a special dividend of $27,921 was paid for the year ended December 31, 1995. In the first quarter of 1995 a special dividend of $32,700 was paid for the year ended December 31, 1994.

Note 5. Related Party Transactions

CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the quarters ended September 30, 1996 and 1995, $122,168 and $105,601, respectively, were paid for these services in accordance with a management agreement. For 1996 and 1995 the monthly fee was based on one-twelfth of 1.5% of the amount of
common stock outstanding each month end.   The Company is relying on CLS
Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of Opportunity Management Company, Inc. and owns .68% of the common stock of the Company. The two sole stockholders directly and

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 5. Related Party Transactions (Continued)

indirectly own 3.43% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at September 30, 1996.

CLS Escrow provides Opportunity Management Company, Inc. with escrow services at no cost. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended September 30, 1996 and 1995, Opportunity Management Company, Inc. paid $269,191 and $357,555, respectively, in loan placement fees.

Note 6. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH:
The carrying amount approximates fair value.

LOANS:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the professional time and

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS OF
                       OPPORTUNITY MANAGEMENT COMPANY, INC.
                              PREPARED BY MANAGEMENT

----------------------------------------------------------------------------

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 6. Fair Value of Financial Instruments (Continued)

programming costs this procedure would require. All loans are real estate loans with fixed interest rates, which range from 12-18%, as of September 30, 1996. The approximate maturities of the loan portfolio are as follows:

                                        Principal
                                        Carrying              Percentage
                                         Amount              of Portfolio
                                       ----------            ------------
1996                                   $  644,033                  6%
1997                                      355,809                  4
1998                                      748,024                  7
1999                                    1,621,709                 17
2000                                    2,281,427                 24
2001                                    2,093,647                 22
2002                                       86,544                  1
2003                                      101,640                  1
Thereafter                              1,695,132                 18
                                       ----------            ------------
                                        9,627,965                100%

Note 7. Contingencies

CONTINGENT LIABILITY:
The existing stockholders who reinvested their dividends on June 30, 1995, have the right to rescind their purchase. The Company prospectus became outdated on April 30, 1995. A total of 22,704.6 shares were reinvested at $5.00 per share representing a contingent liability of $113,523. No provision for the contingent liability has been accrued in the financial statements. This right of rescission is limited to those stockholders who purchased stock after April 30, 1995, and before the amendment to the offering became effective. On September 30, 1996 a letter was sent notifying those stockholders of their right to rescind any stock purchased between May 1, 1995 thru August 10, 1995.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


PLAN OF OPERATION AND LIQUIDITY

Stock sales together with principal payments received on loans receivable provides the source of funds to invest in loans receivable. For the nine months ended September 30, 1995 sales of common stock and dividends reinvested in stock were $957,969. For the nine months ended September 30, 1996 sales of common stock and dividends reinvested in stock were $633,209, representing a 51% decrease over 1995 levels. Management believes that the decrease in stock sales is directly attributable to the decrease in profitability caused by the high level of nonearning assets. The Company has taken immediate measures to decrease the levels of nonearning assets with the objective of improving earnings, stock sales and therefore liquidity. Increased emphasis is being placed on collection activities. In addition, new loan purchases are concentrated in first mortgages to borrowers with stronger credit history than borrowers lent to in the past. These objectives are intended to stabilize and eventually decrease the levels of nonearning assets. Available liquidity will dictate the volume of loan purchases that may be acquired by the Company.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has remained profitable and has continued to pay dividends to its shareholders. Earnings per share and dividends have decreased over 1995 primarily as a result of higher levels of nonearning assets. Set forth below are the key results from operations for the quarters ended September 30, 1996 and September 30, 1995.

1. THE COMPANY MET ITS DIVIDEND OBJECTIVES FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995. The Company's principle performance objective is to provide its shareholders with quarterly dividend distributions. For the nine months ended September 30, 1996 and 1995, the Company posted primary earnings per share of $.32 and $.41, respectively. The dividend distribution for the nine months ended September 30, 1996 and 1995 of $710,983 and $769,913 respectively, translated into a 8.88% and 11.01% respective return on average shareholder equity. For the quarters ended September 30, 1996 and 1995, the Company posted primary earnings per share of $.08 and $.14, respectively. The dividend distribution for the quarters ended September 30, 1996 and 1995 of $195,166 and $267,434 respectively, translated into a 7.13% and 11.09% respective return on average shareholder equity. As nonearning assets continue to increase the ability to pay a 10% return to its shareholders is impaired.

2. SALES OF STOCK AND REINVESTED DIVIDENDS PROVIDED THE FUNDS TO PURCHASE LOANS. Stockholders' equity increased for the nine months ended September 30, 1996 and 1995 as a result of sales of common stock of $316,724 and $614,496, respectively. Furthermore, $316,485 and $343,473 of dividends were reinvested in stock for the nine months ended September 30, 1996 and 1995 respectively. The Company expects a portion of the shareholder base will continue to reinvest their dividends in the future. The total amount reinvested was 44.5% for the nine months ended September 30, 1996 and 44.6% for the nine months ended September 30, 1995. Stock sales, reinvested dividends and principal payments provide the means for the Company to purchase new loans. For the nine months ended September 30, 1996 and 1995, total loans increased 1.2% and 12.0% respectively, as a direct result of the sale of stock and reinvested dividends.

As stated above, stock sales growth thus far in 1996 compared to 1995 has slowed down and Management expects this trend to continue. Management believes the existing investor base has invested a significant portion of their portfolio in Opportunity Management stock. Since stock sales correlate to growth in the purchase of loans, Management projects loan growth will be 5% to 10% throughout the current year.

3. REVENUES DECREASE. Total revenues for the quarter ended September 30, 1996 were $277,653, a decrease of $36,128 or 11.5% over the third quarter in 1995. Total revenues for the quarter ended September 30, 1995 were $313,781, an increase of $68,195 or 27.8% over 1994. As stated above, for the nine months ended in 1996 there was an increase of 1.2% in the loan portfolio and an increase of 12.0% for the nine months ended in 1995 as result of lower stock sales in 1996. Additionally, there are more nonearning loans in the portfolio than there have been in previous years thus less interest income. Management, as stated above, expects revenues to increase as levels of nonearning assets decrease.

4. TYPE OF PROPERTY SECURING THE LOANS IN THE PORTFOLIO HAVE CHANGED. At September 30, 1996 and 1995, 85% and 81% respectively, of the loans in the portfolio were secured by first liens on real property. During the first nine months of 1996, of the $117,438 in loan growth, 6 % was in first mortgage loans, while second mortgage loans decreased by 37% and mobile home combination real estate loans decreased by 9%. During the first nine months of 1995, of the $960,334 in loan growth, 2% was in first mortgage loans, 86% in second
mortgage loans and 98% in mobile home combination real estate loans.   Most
of the mobile homes or factory made homes reside on the land that is owned by the borrower in which the Company has a first lien. Management projects that there will be more of these mobile home combination loans in the portfolio in the future.

5. GROSS INTEREST YIELDS WERE DOWN FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995. The annualized yield on average total loans for the nine months ended September 30, 1996 was 12.64%, down from 14.73% for the nine months ended September 30, 1995. The gross interest yield on average commercial loans was 12.13% and 15.27% for the nine months ended September 30, 1996 and 1995, respectively. The decrease in the commercial loan yield is primarily due to the increase in nonearning loans in the first three quarters of 1996 as compared to 1995. The gross interest yield on average residential loans was 13.05% and 14.33% for the nine months ended September 30, 1996 and 1995, respectively, also due to higher levels of nonearning loans. Total nonearning loans as a percentage of total loans were 35.23% for the nine months ended 1996 and 16.85% for 1995. At any given time, the Board and Management expect to have 10% to 20% of the loans portfolio in a nonearning status. Since 30% of the loan portfolio are nonearning assets, Management is now underwriting loan acquisitions more conservatively and will continue to do so throughout the year. Additionally, Management is aggressively foreclosing on most nonearning assets.

6. REAL ESTATE OWNED BY THE COMPANY INCREASED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996. Real estate held for sale increased from $884,155 at September 30, 1995 to $1,161,633 at September 30, 1996. This increase was a result of acquiring commercial property, single family residential property, personal property with land, and developed land through foreclosure. During
the first quarter of 1996, two developed land lots were sold.   These lots are
part of a 19 lot development that are currently ready, available and listed for sale. In the second quarter one of the single family residential properties was sold. During the third quarter, one of the rural single family residential properties was sold and one developed land lot was sold. Of the Company's total assets, 30% are nonearning loans receivable thus Management expects more foreclosures throughout 1996 in settlement of nonaccrual loans.


7. ALLOWANCE FOR LOAN LOSSES DECREASED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996. The allowance for losses at September 30, 1996 and 1995 was $98,603 and $100,123 representing .91% and 1.02%, respectively of total loans and real estate owned portfolio balances. The provision for loan and real estate losses charged to expense for the nine months ended September 30, 1996 and 1995 were $35,000 and $38,000, respectively. Actual losses charged against the allowance for the nine months ended September 30, 1996 and 1995 were $43,431 and $6932, respectively. The net charge-off's to average loans and real estate owned outstanding during the first nine months of 1996 and 1995 were .41% and .07%, respectively. The balance at September 30, 1996 was deemed as adequate and appropriate by the Board of Directors. The Board of Directors review each delinquent loan receivable and real estate property held for sale on a quarterly basis to determine if a specific provision in the allowance for losses is appropriate based upon the net realizable value of the property securing the loan. The Board uses a systematic approach to evaluate the need for general allowances based upon portfolio performance, industry trends, economic conditions, and historical trends.

8. TOTAL EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO 1995. Total expenses as a percentage of average assets were 2.07% and 2.09% for the nine months ended September 30, 1996 and 1995. Management fees for the nine months ended September 30, 1996 increased approximately $16,567 over the first nine months in 1995. Management fees paid to CLS are the largest expense and relate proportionately to the net assets managed for the Company by CLS. This expense continues to increase as new stock is issued by the Company. The maximum fee allowed under the contract is based on 2% annually of the common stock outstanding. At this time, the Company is charging a 1.5% fee on the outstanding stock instead of the 2% allowed.

RETURN ON ASSETS, EQUITY AND EQUITY TO ASSETS RATIO. The following net returns were realized during the nine months ended September 30, 1996 and 1995:

                                                           Nine Months Ended
                                                             September 30,
                                                             1996      1995
                                                            ------    ------
Return on Assets*
 (net income divided by average total assets)                8.77%    10.82%
Return on Equity*
 (net income divided by average equity)                      8.88%    11.01%
Equity to Assets**
 (average equity divided by average total assets)           98.76%    98.31%

*The return on assets and return on equity for the nine months ended September 30, 1996 were lower than the first nine months of 1995 primarily as a result of nonearning loans and nonearning real estate owned.

**The equity to asset ratio increased to 98.76% at September 30, 1996, from 98.31% at September 30, 1995. This is consistent with Management's present policy to finance growth with equity, rather than debt.

PLAN OF OPERATION THROUGHOUT THE YEAR.

   * The Company is committed to continue to offer its stock for sale to the public for the foreseeable future. Management projects stock growth, through both sales and reinvested dividends, will be approximately 5% to 10% for the year ending 1996.

   * The Company has no debt, except for the accrued expenses caused by the accrual method of accounting, which are promptly paid when due. The Company has no plan for leveraged financing.

   * The Company has been able to fully invest all available funds through the purchase of loans. The Company expects to be able to continue to acquire similar loans in the future. Loan purchases will be limited by available liquidity as discussed in "Plan of Operation and Liquidity".

   * Although real estate values are down somewhat from the same period last year, proceeds from sales of real estate owned are still expected to recover investments in the majority of real estate properties.

   * Because 30% of Company assets are nonearning loans receivable, Management expects to foreclose on more real estate in settlement of nonearning loans. Furthermore, Management intends to actively market all real estate owned in efforts to reinvest the proceeds in earning assets.

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

   * Management's strategy in the immediate future is to purchase more single family residential loans than developed and undeveloped land loans. When developed and undeveloped land loans are purchased, management plans to purchase them with lower loan to collateral value ratios than they have in the past.

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

Additionally, throughout 1995 and 1996 the Company has been able to fund loans with a weighted average interest rate in excess of 15.0%. No assurance can be made the Company will be able to acquire loans with interest rates in excess of 15% in the future.

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

15      Letter on unaudited interim financial information*

18      Letter on change in accounting principles*

19      Reports furnished to securityholders*

22 Published report regarding matters submitted to vote by shareholders*

23      Consent of experts and counsel filed as exhibit
        24 to the Registrants original Registration State-ment dated October 3, 1993

24      Power of attorney*

27      Financial data schedule                                   27

29      Information from reports furnished to State
        Insurance Authorities*

99      Additional exhibits*

*Items denoted by an asterisk have either been omitted or are not applicable.

Reports on Form 8-K

The Company did not file any reports on Form 8-K in the third quarter of 1996.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPORTUNITY MANAGEMENT COMPANY, INC.
Registrant

                                                 Date

H. E. Brazington
---------------------------------------                    -----------------
President & Director