Form 10KSB
period 1996-12-31
OPPORTUNITY MANAGEMENT CO INC
filed 1997-03-31
CIK 912395

                                FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended December 31, 1996
                                    OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from _____________ to _____________

                     OPPORTUNITY MANAGEMENT COMPANY, INC.
            (Exact name of registrant as specified in its charter)

        Washington                33-68700-S                 91-1427776
(State or other jurisdiction      (Commission              (IRS Employer
    of incorporation)            File Number)           Identification No.)

                           12904 East Nora, Suite A
                           Spokane, Washington 99216
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (509) 928-6545

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,218,889. The aggregate market value of the voting stock held by non-affiliates at March 1, 1997, based on an assumed value of $5.00 per share, was $10,086,480.
The number of shares of common stock outstanding at such date was 2,209,443 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                       OPPORTUNITY MANAGEMENT COMPANY, INC.
               ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

SAFE HARBOR STATEMENT
                                                                      Page
PART I

  Item 1:  Description of Business . . . . . . . . . . . . . . . . . . 1

  Item 2:  Description of Property . . . . . . . . . . . . . . . . . .12

  Item 3:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .12

  Item 4:  Submission of Matters to a Vote of Security Holders . . . .12


PART II

  Item 5:  Market for Common Equity and Related Stockholder Matters. .13

  Item 6:  Management's Discussion and Analysis or Plan of Operation .14

  Item 7:  Financial Statements  . . . . . . . . . . . . . . . . . . .17

  Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . .17


PART III

  Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
           Act  . . . . . . . . . . . . . . . . . . . . . . . . . . .18

  Item 10:  Executive Compensation  . . . . . . . . . . . . . . . . .19

  Item 11:  Security Ownership of Certain Beneficial Owners and
            Management  . . . . . . . . . . . . . . . . . . . . . . .20

  Item 12:  Certain Relationships and Related Transactions  . . . . .21

  Item 13:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .21

SIGNATURES




                                         (i)

                                Safe Harbor Statement

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the likelihood that the Company could experience continued high loan default rates, which would have the effect of further reducing portfolio yields and amounts distributable to the Company's shareholders in the form of dividends; continued reliance on CLS Mortgage, Inc. ("CLS") for loans and the provision of management and related services, for which the Company will pay fees and costs possibly in excess of amounts it would otherwise pay or incur for similar services provided by a nonaffiliated entity or entities; the concentration of loans in Eastern Washington and Northern Idaho, and the possible widespread diminution in the value of the real property securing such loans as the result of adverse changes in the economy of the region; the effect of interest rates on loan yields generally; losses occasioned by damage or destruction to the property securing the Company's loans; liabilities associated with violations of state usury laws and other laws and regulations of jurisdictions in which the Company does business; and other factors that may affect future results, as described below.

The Company purchases high-risk loans made by CLS to borrowers who typically do not qualify for financing from conventional lending sources. Virtually all of these loans are secured by liens on real property having values substantially in excess of the loan amounts. In determining whether to purchase a loan, the Company is primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. High rates of delinquency are typical in a loan portfolio of this composition and such rates can be expected to continue in the future. The Company anticipates that, at any given time, 20% to 30% or even more of the loans in the portfolio will be delinquent by at least 90 days and will be determined to be non-earning loans. (For the year ended December 31, 1996, for example, approximately 34% of the Company's portfolio was comprised of non-earning loans.) The Company also anticipates that, at any given time, it will hold properties obtained through foreclosure or by other means for resale, and that it will incur substantial costs in holding these properties and readying them for resale. (For the year ended December 31, 1996, for example, the aggregate value of properties held for sale was $1,220,140.) These delinquencies and costs have reduced the amount of dividends payable to the Company's shareholders and will reduce the amount of future dividends if the Company is unable to take corrective measures to improve the quality of its loan portfolio.

The Company presently acquires substantially all of its loans from CLS, which is affiliated with the Company; most of these loans are in turn serviced by CLS Escrow, Inc. ("CLS Escrow"), which is indirectly affiliated

                                     (ii)
with CLS and the Company. CLS also provides the Company with management and related administrative, accounting, computer and other services necessary to the Company's operations. The Company pays significant fees and costs to CLS and CLS Escrow for these loans and services. These fees and costs are not the result of arms-length negotiation between the Company, on the one hand, and CLS and CLS Escrow, on the other hand, and possibly exceed amounts the Company would otherwise pay or incur were the same or similar services provided by nonaffiliated entities. Other conflicts of interest are inherent in the manner in which loans purchased by the Company are selected.

Most of the loans in the Company's portfolio are secured by real property (or, to a lesser extent, personal property) located in Eastern Washington and Northern Idaho. Unfavorable economic conditions affecting the region would likely result in increased loan delinquencies and a widespread decline in the market values of the property given as security for these loans. Were this to occur, the Company may not be able to recover the outstanding amounts of its loans through foreclosure or other collection proceedings, in which event substantial losses would occur.

The results of operations for financial institutions such as the Company and CLS may be materially and adversely affected by changes in prevailing economic conditions, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Accordingly, there can be no assurance that the positive trends or developments discussed in this report will continue or that negative trends or developments will not have a material adverse effect on the Company.

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio and, to a lesser extent, from reinvested dividends paid to the Company's
shareholders.   The Company has not funded its operations from borrowings
and as a result has not incurred interest rate risks commensurate with those of conventional lending institutions. This could change, however, in the event the Company borrows funds for operations. The Company has no present plans to borrow money and probably will not undertake to borrow money until efforts to improve the quality and yield of its loan portfolio have been successfully undertaken. Pending such improvement, and in the absence of additional funding from other sources, such as the sale of additional shares of common stock, the size of the Company's loan portfolio can be expected to remain fairly constant.

Although it is the Company's policy to purchase only those loans that are secured by real property that is insured against damage or destruction, such insurance cannot always be obtained. Further, even if insurance is obtained, it may prove insufficient in amount, or may have even lapsed and not been renewed subsequent to the date the Company acquired the loan.



                                     (iii)

Because the Company focuses its collection efforts on the property given as security for the loan, as opposed to the borrower, any loss in value attributable to uninsured or under insured damage or destruction to such property would have a material adverse effect on the Company.

The Company and CLS are subject to extensive federal and state regulation and supervision, including possible limitations, at least in Washington, on the rate of interest CLS can charge with respect to certain types of loans. Current, proposed and future legislation and regulations have had, will continue to have or may have a significant impact on the Company's and CLS's mortgage financing businesses.

The Company and CLS are subject to increasing competition from existing and new lenders entering their market areas. Most of these lenders compete with the Company and CLS on the basis of interest rates. Although not anticipated, CLS may be compelled to lower its interest rates in order to originate a sufficient volume of loans for sale to the Company and other purchasers. Any such reduction could have the effect of lowering the yield on the Company's loan portfolio and the amounts paid to its shareholders as dividends.





















       [The balance of this page has been intentionally left blank.]









                                     (iv)

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF THE COMPANY

Opportunity Management Company, Inc. (the "Company") is engaged in the business of purchasing and holding high-risk loans made primarily to borrowers located in Eastern Washington and Northern Idaho, with the objective of earning current income for its shareholders. The Company was organized as a Washington corporation in 1988 and commenced operations in May of 1989.

The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"), meaning that it is allowed to deduct the dividends paid to its shareholders as an expense and, in effect, is not obligated to pay federal income taxes. Dividends that are distributed to the shareholders are considered ordinary income to such shareholders for federal income tax purposes, however, gains on the sale of real property acquired through foreclosure, are treated as capital gains. The Company must continue to meet certain conditions on an annual basis in order to retain its tax status as a REIT.

Since its inception, the Company has acquired substantially all of its loans from CLS Mortgage, Inc. ("CLS"), which is affiliated with the Company. CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1996, 1995 and 1994, approximately 80%, 60% and 60%, respectively, of these loans were conforming loans meeting institutional underwriting guidelines. Virtually all of these loans are sold by CLS to other financial institutions.

The remaining loans originated by CLS during these years were nonconforming loans made to borrowers who typically do not qualify for financing from conventional lending sources. Because of the higher levels of risk associated with these loans, such borrowers are charged rates of interest which exceed the rates charged by other financial institutions to their more creditworthy borrowers. These loans typically bear interest at rates ranging from 12% per annum to 18% per annum, and are generally amortizable over 15 to 30 years, although most have balloon payment provisions requiring full payment in five to ten years. All of such loans are secured by real property and, in some instances, also by personal property. In determining which loans to purchase from CLS, the Company has been primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. During 1996, the Company reevaluated its selection criteria and began placing more emphasis on the borrower's creditworthiness and ability to repay the loan; this practice is expected to continue in the future, as part of the Company's overall effort to decrease the level of non-earning loans in the portfolio. CLS sells these loans to the Company and other purchasers either as whole loans (being loans in which the purchaser is assigned the promissory note issued by the borrower, together with the mortgage or deed of trust and other collateral securing the obligations evidenced by the note) or undivided, participatory interests in such loans.

The Company purchases all of its loans from CLS without discount. CLS is also paid loan placement fees in connection with such purchases, in amounts ranging from 6% to 12% of the face value of the loan. Such fees are paid by the borrower, but are included in the principal amount of the loan.
This arrangement allows CLS to account for the full value of the placement fee as revenue when the loan is sold to the Company. All loans purchased by the Company from CLS are without recourse, meaning that, in the event of default, the Company cannot pursue any collection or other remedies against CLS, but must, instead, pursue such remedies against the borrower or, as is more likely, against the real or other property given as security for the loan.

The Company also contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations, and with CLS Escrow, Inc. ("CLS Escrow") for the provision of escrow and other loan services. CLS Escrow is affiliated
with CLS and is also an indirect affiliate of the Company.   The Company's
management contract with CLS is renewable annually and provides for the payment to CLS of monthly fees of up to one-twelfth of 2% of the assets under management or, alternatively, one-twelfth of 2% of the number of outstanding shares of common stock of the Company at month end, provided such amount does not exceed the asset-based amount. The Company has historically paid CLS one-twelfth of 1.5% of the number of outstanding shares of common stock pursuant to this agreement. Amounts paid to CLS Escrow for loan servicing have equalled approximately 0.01% of the principal amount of the loans.

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio and, to a lesser extent, from reinvested dividends paid to the Company's shareholders. The Company has continuously offered and sold its common stock to the public at the price of $5.00 per share pursuant to a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and a related prospectus. During the years ended December 31, 1996, 1995 and 1994, 122,553 shares, 326,756 shares and
550,868 shares of common stock were purchased in such offering, yielding net proceeds to the Company of approximately $600,000, $1.5 million and $2.8 million, respectively, after deduction of offering expenses. During the years ended December 31, 1996, 1995 and 1994, approximately 67%, 28% and 14%, respectively, of these shares were purchased by existing shareholders of the Company who elected to reinvest cash dividends declared and paid by the Company in such years pursuant to an informal dividend reinvestment plan maintained by the Company, and the remainder of such shares were purchased by existing or new investors using other funds. Shareholders of the Company are afforded the opportunity to participate in the plan each quarter, and may change their election at any time, or from time-to-time without penalty.

It is the Company's policy to declare and pay dividends on its common stock no less often than quarterly, at rates determined by the interest income and gain from the sale of real property received during the prior quarter. In order to maintain its status as a REIT, the Company must distribute at least 95% of its taxable income in each year, including at least 95% of that portion of its taxable income that is set aside as a reserve against bad debts.

The Company may seek to borrow funds from one or more financial institutions to augment the funding of loan purchases beginning in 1997. Whether and to what extent the Company engages in such borrowing will depend on a number of factors, including its ability to improve the quality and yield of its loan portfolio, then prevailing interest rates and the effect, if any, of such rates on the Company's income. It is unlikely the Company will rely materially on borrowed money to fund loan purchases, particularly if such borrowings materially reduce dividends otherwise payable to the Company's shareholders. In such event, the Company may seek other financing alternatives, including, possibly, the offer and sale of additional shares of its common stock.

The Company's executive offices are located at 12904 East Nora, Suite A, Spokane, Washington 99216, which are also the executive offices of CLS. CLS also maintains loan production offices in Kennewick and Wenatchee, Washington and in Coeur d'Alene, Idaho.

OPERATING STRATEGIES

The Company's objectives are to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 9% to 12%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase and (iii) more efficiently manage the operations of the Company and CLS.

REDUCTION IN LEVEL OF NON-EARNING LOANS. Non-earning loans, which are defined as loans which are 90 days or more delinquent, constituted 33.5%, 30.0% and 15.2% of the Company's loan portfolio at December 31, 1996, 1995 and 1994, respectively. As a consequence of the substantially increased level of non-earning loans during 1996 and 1995, the Company's portfolio yield significantly decreased. For the years ended December 31, 1996 and 1995, the yields on average loans in the loan portfolio were 12.5% and 13.5%, respectively, as compared to a yield of 14.45% for the year ended December 31, 1994.

The Company believes the increase in non-earning loans in 1996 and 1995 is attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust, but declined in performance as those markets softened beginning in 1995.

In order to improve the quality and yield of its loan portfolio, the Company expects to increase its concentration of single-family residential loans and reduce its concentration of higher-interest loans. In addition, CLS has adopted stricter, more conservative appraisal practices; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Beginning in the fourth quarter of 1996, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of non-earning loans to 20% or less and to increase the annual yield to at least 10%.

INCREASE IN VOLUME OF ORIGINATED LOANS. CLS currently maintain loan origination offices in Spokane, Kennewick and Wenatchee, Washington, and Coeur d'Alene, Idaho, employed approximately sixteen full-time sales representatives. CLS also maintains relationships with 34 nonaffiliated mortgage brokers who refer loans for purchase or funding.

Despite these advantages, CLS expects to continue to encounter significant competition for loans from existing and new lenders in its market area. In order to compete favorably for these loans, CLS intends to hire more experienced loan officers, expand its advertising to include more television advertising and internet advertising, and conduct special marketing programs. These efforts will be designed to promote CLS's lending abilities to a broader audience of prospective borrowers, and to ensure a higher quality of borrowers. CLS also intends to continue offering fixed rate loans to its borrowers, as opposed to variable rate loans such as those offered by many of its competitors. CLS believes it can compete favorably with these other lenders, even though the fixed rates of interest it charges may be higher than the starting rates charged under the variable loans.

MORE EFFICIENT MANAGEMENT OF OPERATIONS. CLS recognizes that efficient management of its and the Company's operations, and their respective loan portfolios, is dependent upon the receipt of adequate and timely information. To this end, CLS is carefully considering investing in new computer hardware and software to enable it to better manage its operations. CLS believes that these advances will allow it to monitor the composition of its and the Company's loan portfolios more carefully, and thereby enhance its efforts to improve the quality and yield of these portfolios.

INVESTMENT POLICY

As noted elsewhere in this report, the Company's principal investment objective is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 9% to 12%. In order to achieve this objective, the Company purchases loans that are considered high risk and are secured by real property having appraised values significantly in excess of the loan amounts. These loans vary in size from $5,000 in principal amount to $450,000 in principal amount, and bear interest at rates ranging from 12% per annum to 18% per annum. The loans are generally amortizable over 15 to 30 years, although most have balloon payment provisions requiring full payment in five to ten years.

The Company's investment guidelines are administered by the board of directors and may be changed only with the approval of a majority of those directors of the Company who are not also executive officers or employees of the Company or any of its affiliates. The more salient of these provisions are set forth below.

The Company is precluded from investing more than 10% of its assets in any single loan or in loans secured by undeveloped real property, and is similarly precluded from investing more than 20% of its assets in loans secured by developed property. For purposes of these limitations, "undeveloped property" is unimproved property that has not been zoned as commercial or residential property; "developed property" is property that has been zoned for commercial or residential use, but is currently unimproved.

In addition, the board of directors of the Company has established minimum loan-to-value ratios which it applies in considering which loans the Company will purchase. For loans secured by undeveloped property, the loan-to-value ratio must be less than or equal to 40%; for loans secured by developed property or by agricultural property, the loan-to-value ratio must be less than or equal to 50%; for loans secured by commercial property or by residential property that is considered substandard under conventional lending guidelines, the loan-to-value ratio must be less than or equal to 60%; and for loans secured by residential property that is considered standard or above standard under conventional lending guidelines, the loan-to-value ratio must be less than or equal to 70%. The loan-to-value ratio represents the original principal balance of the loan, divided by the original value of the collateral less the value of any prior liens or other security interests in such collateral.

Generally, all loan acquisitions are required to be approved by at least three members of the board of directors of the Company (two of whom must not also be executive officers or employees of the Company) and at least one executive officer. The board of directors attempts to meet on a quarterly basis for such purpose.

SECURITY FOR LOANS; COMPOSITION OF LOAN PORTFOLIO

Most of the loans acquired by the Company are secured by first liens on real property evidenced by deeds of trust or mortgages, or by assignments of recorded real estate purchase contracts. Where appropriate, the Company may also occasionally purchase loans secured by second mortgages and by liens on personal property such as mobile homes. The real property underlying such liens is located primarily in Eastern Washington and Northern Idaho. At December 31, 1996, 1995 and 1994, 85%, 81% and 89%, respectively, of the loans held by the Company were secured by first liens on real property. At such dates, loans secured by real property categorized as single and multi-family residential real property comprised 42.9%, 43.7% 52.3% of the Company's total loans.
The following table sets forth, for the periods indicated, the categories of real property securing loans held by the Company, and the aggregate principal amounts of such loans and the percentage that each category bears to the total loans of the Company outstanding.

                               Amount and Percentage of Total Loans
                                            December 31
Type of Real Property  ---------------------------------------------------
   Security Loans           1996               1995               1994
--------------------        ----               ----               ----
Commercial         $1,934,661   20.1%  $1,684,851  17.7%  $1,699,102  21.3%
Single and multi-
 family residential 2,371,002   24.6%   2,049,210  21.5%   1,691,913  21.1%
Rural single and
 multi-family
 residential        1,760,819   18.3%   2,106,955  22.2%   2,505,340  31.2%
Mobile homes        1,002,629   10.4%   1,150,649  12.1%     541,012   6.7%
Agricultural            9,758    0.1%       9,758    .1%      64,299    .8%
Developed land      1,952,558   20.2%   1,789,376  18.8%   1,418,793  17.7%
Undeveloped land      605,878    6.3%     719,728   7.6%      98,026   1.2%
                   __________  ______  __________ ______  __________ ______
                   $9,637,305  100.0%  $9,510,527 100.0%  $8,018,485 100.0%
                   ==========  ======  ========== ======  ========== ======

At December 31, 1996, approximately 70% of the aggregate principal amount in the Company's loan portfolio was secured by real property located in Washington, and approximately 29% of such amount was secured by real property located in Idaho. The balance of such amount was secured by real property located in Oregon and Montana.

SOURCES OF LOANS; PURCHASE PRICE AND TERMS; LOAN SERVICING; DELINQUENCIES AND COLLECTIONS

OVERVIEW. The Company has purchased substantially all of its loans since inception from CLS, which is affiliated indirectly with the Company. CLS' mortgage lending activities consist of originating, selling and servicing loans that are primarily secured by real property. These loans are then sold to purchasers, including the Company, either as whole loans (being loans in which the purchaser is assigned the promissory note issued by the borrower, together with the mortgage or deed of trust and other collateral securing the obligations evidenced by the note) or undivided participatory interests in such loans. Purchasers who acquire undivided participatory interests in loans are required to enter into a participation agreement with respect to the acquired loan; the participation agreement creates a joint venture among such purchasers and obligates such purchasers, among other things, to bear all of the costs and expenses incurred in connection with any collection or foreclosure proceedings initiated with respect to the loan, and to otherwise manage, hold or dispose of property acquired through such proceedings.

Loans originated by CLS typically range in size from $30,000 in principal amount to $150,000 in principal amount, and bear interest at rates ranging from 12% per annum to 18% per annum. The loans are generally amortizable over 15 to 30 years, although most have balloon payment provisions requiring full payment in five to ten years.

LOAN ORIGINATION. CLS' administrative, underwriting and servicing operations are based in Spokane, Washington. In addition, CLS maintains loan productions offices in Kennewick and Wenatchee, Washington and in Coeur d'Alene, Idaho. CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1996, 1995 and 1994, approximately 80%, 60% and 60%, respectively, of these loans were conforming loans meeting institutional underwriting guidelines. Virtually all of these loans are sold by CLS to other financial institutions.

The remaining loans originated by CLS during these years were nonconforming loans made to borrowers who, for a variety of reasons, generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. Because of the higher levels of risk associated with such loans, borrowers are required to pay rates of interest in excess of the rates quoted by such financial institutions to other, more creditworthy consumers.

The loans acquired by the Company from CLS are typically nonconforming loans and bear interest at rates ranging from 12% per annum to 18% per annum. All of such loans are secured by real property and, in some instances, also by personal property. In determining which loans to purchase from CLS, the Company has been primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. During 1996, the Company reevaluated its selection criteria and began placing more emphasis on the borrower's creditworthiness and ability to repay the loan; this practice is expected to continue in the future, as part of the Company's overall effort to decrease the level of non-earning loans in the portfolio. In determining whether to make a loan, CLS relies on credit reports prepared by a local credit reporting service and also elicits information concerning a borrower's income and employment status; CLS generally does not attempt to verify the accuracy or completeness of such information, however, relying, instead, on the borrower's written representations as to such matters in the loan application.

CLS' primary criteria for underwriting loans, however, is the loan-to-value ratio, or, stated differently, the extent to which the current value of the real property to be given as security for the loan exceeds the principal amount of the loan. CLS presently does not make loans to applicants unless the proposed loan-to-value ratio, determined by independent appraisal or by reference to the most recent tax assessment valuation, meets established guidelines. Such appraisals are obtained from independent fee appraisers at the applicant's expense.

In addition to the foregoing, all loans originated by CLS require the receipt of a policy of title insurance covering the real property given as security for the loan, and on the receipt of satisfactory evidence of property insurance in an amount equal to the lesser of the principal balance of the loan or the replacement cost of any improvements, and naming CLS as a co-insured. CLS's rights under these policies are assigned to the Company in connection with the purchase of loans.

LOAN SERVICING. Most of the loans originated by CLS, including those sold to the Company, are serviced either by CLS Escrow, Inc., which is affiliated with CLS and the Company; those loans that are not serviced by CLS Escrow are serviced by an independent escrow service. Loan servicing includes matters associated with the closing of the loan itself, including the recording of appropriate security instruments, the retention of closing documents, the maintenance of records of payment under the loan documents, notification of the borrower in the event of delinquency and, if necessary, the retention of counsel to pursue collection or foreclosure remedies available to CLS.

DELINQUENCIES AND COLLECTIONS. Given the high-risk nature of the nonconforming loans it originates, it is CLS' policy to monitor loan compliance very carefully. Written notice is sent whenever an account is more than five to six days past due to determine the reasons for the delinquency and to attempt to cause the borrower to bring the account current; this is followed by a second, stronger notice six to seven days later if the delinquency in the account has not been cured. If the status of the account continues to deteriorate, an analysis is undertaken to determine the appropriate action to be taken. When a borrower is experiencing difficulty in making timely payments, CLS may temporarily adjust the borrower's payment schedule. The determination of how best to work out a delinquent loan is based on a number of factors, including the borrower's payment history and the reasons for the current delinquency.

Unless circumstances dictate otherwise, it is CLS's policy to commence formal collection efforts whenever an account is more than 30 days past due. Regulations and practices regarding the liquidation of properties (namely, foreclosure) and the rights of the holder of the mortgage, deed or trust or other lien vary from state to state. Only if a delinquency cannot otherwise be cured will CLS determine that liquidation is the appropriate course of action. If CLS determines that purchasing a property securing a loan will minimize the loss associated with the defaulted loan, it may bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

The Company anticipates that, at any given time, approximately 20% to 30% of the loans in the loan portfolio will be at least 90 days delinquent. At December 31, 1996, 1995 and 1994, 33.5%, 30.0% and 15.2%, respectively, of the principal balance of loans in the portfolio were delinquent in payment by 90 days or more and were therefore accounted for as non-earning loans. As is previously noted in this report, as a consequence of the substantially increased level of non-earning loans during 1996 and 1995, yields significantly decreased. For the years ended December 31, 1996 and 1995, the yields on average loans in the loan portfolio were 12.5% and 13.5%, respectively, as compared to a yield of 14.45% during the year ended December 31, 1994. During the years ended December 31, 1996 and 1995, the yields on commercial loans in the portfolio dropped to 11.7% and 13.6%, respectively, from 15.3% in 1994. The yields on residential loans dropped to 13.2% and 13.4% in 1996 and 1995, respectively, from 13.9% in 1994.

The following table illustrates, for the periods indicated, the Company's loan delinquency and loan and other real estate owned ("OREO") charge-off experience, and its gains on OREO.

                                           As of and for the years
                                              ended December 31,
                                 ------------------------------------------
                                      1996           1995           1994
                                     -----          -----          -----
     30-59 days past due             18.5%          17.7%          11.9%
     60-89 days past due              6.8%           7.5%           4.7%
     90+ days past due               33.5%          30.0%          15.2%
     Loans and OREO charged-off
      against allowance, net        $55,163        $9,721         $30,275
     Loans and OREO charged-off
      against allowance, net, as
      a percentage of average
      total loans and OREO           0.52%          0.10%          0.41%
     Gains on sale of OREO          $20,313       $23,196         $21,808

OTHER REAL ESTATE OWNED. OREO includes property acquired by the Company in foreclosure proceedings or by acceptance of a deed in lieu of foreclosure, and property purchased by the Company for resale. These properties are recorded at the lower of the loan balances at the date they are categorized as OREO or their fair market determined by independent appraisals or current listings less the costs of disposal.

The following table sets forth, for the periods indicated, the categories of OREO owned by the Company, the aggregate amounts of OREO within each category, and the percentage that the aggregate OREO in each category bears to the total OREO of the Company.

                               Amount and Percentage of Total Loans
                                            December 31
Type of Real Property  ---------------------------------------------------
   Comprising OREO        1996              1995               1994
---------------------     ----              ----               ----

Commercial        $  127,442   10.4%  $ 127,650   13.8%  $       0     0%
Single and multi-
 family residential  104,850    8.6%     45,501    4.9%     29,909   4.5%
Rural single and
 multi-family
 residential         209,506   17.2%    157,629   17.1%          0     0%
Mobile homes          60,144    4.9%          0      0%          0     0%
Agricultural               0      0%          0      0%          0     0%
Developed land       718,198   58.9%    591,746   64.2%    632,965  95.5%
Undeveloped land           0      0%          0      0%          0     0%
                  __________  ______ __________  ______  _________ ______
                  $1,220,140  100.0%  $ 922,526  100.0%  $ 662,874 100.0%
                  ==========  ======  ========== ======  ========= ======

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Company. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries. The provision for loan losses of the Company, both absolutely and as a percentage of total loans, increased in 1996 relative to 1995, and the loan loss allowance, both absolutely and as a percentage of total loans, was higher at December 31, 1996 as compared to 1995. The increase in the provision for loan losses and the loan loss allowance during the year is attributable to the significant increase in nonperforming loans during the year.

ACQUISITION OF LOANS BY THE COMPANY

PURCHASE PRICE AND TERMS. As is previously noted in this report, the Company has purchased all of its loans from CLS since inception. The

Company is not precluded from purchasing loans from other sources, however, and may consider doing so in the future, particularly if the volume of loans originated by CLS is insufficient to meet the Company's demands.

The Company purchases these loans from CLS without discount. CLS is also paid loan placement fees in connection with such purchases, in amounts ranging from 6% to 12% of the face value of the loan. Such fees are paid by the borrower, but are included in the principal amount of the loan.
This arrangement allows CLS to account for the full value of the placement fee as revenue when the loan is sold to the Company. All loans purchased by the Company from CLS are without recourse, meaning that, in the event of default, the Company cannot pursue any collection or other remedies against CLS, but must, instead, pursue such remedies against the borrower or, as is more likely, against the real or other property given as security for the loan.

In addition, the Company pays CLS Escrow closing and escrow fees equal to approximately 1% of the principal amount of the loan. During the year ended December 31, 1996, the loan placement fees and closing and escrow fees paid to CLS and CLS Escrow, respectively, averaged approximately 7% and 1% of the principal amounts of the loans purchased by the Company. During the year ended December 31, 1996, the Company paid loan origination fees to CLS aggregating $355,209 and also paid closing and escrow fees to CLS Escrow of $59,040. These fees constitute approximately 13% and 17% of the total revenues earned by CLS and CLS Escrow, respectively, during the most recent fiscal year. These fees are paid irrespective of the future performance of the loans acquired by the Company. Because of this fee structure, CLS may be deemed to have an incentive to encourage the acquisition of shorter term loans by the Company and to generally advocate a more rapid turn over of the Company's loan portfolio.

PROVISION OF MANAGEMENT SERVICES TO THE COMPANY

The Company has no employees. Instead, the Company contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations. The Company's contract with CLS is renewable annually and provides for the payment to CLS of monthly fees generally equal to one-twelfth of 1.5% of the number of outstanding shares of common stock of the Company at month end. During the year ended December 31, 1996, such management fees aggregated $163,445.

CONFLICTS OF INTEREST

The principal executive officers of the Company are also the principal executive officers of CLS and CLS Escrow. CLS is responsible for acquiring loans for the Company and for managing the Company's day-to-day operations, pursuant to the terms of a management contract with the Company. CLS also sells loans which it has originated to investors other than the Company, and may hold loans for its own account. Despite the fact that CLS and the

Company may be deemed to have a common interest, CLS may not always offer the most profitable or most desirable loans to the Company for purchase. Additionally, CLS may limit the Company's percentage interest in any participatory loans, the effect of which could hamper the Company's ability to control actions taken with respect to the loan. In order to minimize the conflicts of interest inherent in the selection of loans to be offered for sale to the Company and those to other investors to whom CLS also owes fiduciary duties, CLS has adopted the following policies: CLS will initially determine whether a given loan is consistent with the Company's investment policy guidelines, prior to purchasing any such loan on the Company's behalf; loans purchased by the Company from CLS within that conform to these investment policy guidelines require no additional approval; however, loans purchased by the Company from CLS that do not meet these guidelines are required to be approved by the board of directors of the Company at the next regularly scheduled quarterly meeting of the board, and if the board of directors determines that the loan is not acceptable, the Company can require CLS to reverse the transaction and buy the loan back from the Company at its original cost, together with any associated fees and costs paid by the Company. These policies apply both to whole loans and loan participation interests purchased by the Company.

SUPERVISION AND REGULATION OF THE COMPANY'S BUSINESS

OVERVIEW OF APPLICABLE REGULATIONS. The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: The Home Ownership and Equity Protection Act ("HOEPA"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth in Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1975, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Fair Debt Collection Practices Act, as amended, and the Real Estate Settlement Procedures Act (the "RESPA"). In addition, the Company is subject to state laws and regulations, known as usury laws, with respect to the amount of interest and other charges it can collect on loans.

Mortgage lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Most states, including Washington, have usury laws which limit interest rates. In addition, state regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is currently licensed to do business in Washington, Idaho and Oregon, and believes that it is in compliance in all material respects with these regulations.


HOME OWNERSHIP AND EQUITY PROTECTION ACT. HOEPA, which became effective in October of 1995, defines certain loans, including some of the loans originated by CLS and subsequently purchased by the Company, as "high-cost mortgages." Certain borrowing terms and conditions associated with mortgage financing are prohibited by HOEPA. These include: Prepayment penalties; balloon payments that become due in less than five years; automatic increases in the rate of interest following an event of default; negative amortization of the principal amount of any loan; the hold back of certain amounts of loan proceeds as monthly payments; and the charging of points on refinancings conducted through the same or affiliated lenders. HOEPA also increases civil liability for violation of its provisions and enables a high-cost mortgage borrower to bring claims against both the originator of the loan (such as CLS) and any person to whom the loan is assigned (such as the Company). The Company believes that most, if not all, of the loans that it holds do not contain terms or conditions precluded by HOEPA, and that the impact of HOEPA on its operations is not material. The provisions of HOEPA are significant, however, and require ongoing analysis.

TILA, REGULATION Z, ECOA, FCRA AND RESPA. CLS's origination activities are subject to TILA and Regulation Z promulgated thereunder. TILA contains disclosure requirements designed to provide consumers with uniform understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage loan on a consumer's primary residence. CLS believes that it is in compliance in all material respects with TILA.

CLS is also required to comply with ECOA which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B, promulgated under ECOA, restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as the result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with a name and address of the reporting agency. Under RESPA and Regulation X thereunder, disclosures to certain borrowers are required to be made with prescribed time frames. Good-faith estimates of applicable closing costs are provided where required.

STATE USARY LAWS. All of the loans held by the Company are made to high-risk borrowers residing in either Washington or Idaho, and are secured primarily by real property located in these states. Idaho has not adopted usury laws regulating the maximum rate of interest that may be charged by lenders such as CLS or the Company. The only restrictions currently prescribed by Idaho law relate to oral agreements to loan money; these restrictions are not applicable to loan transactions evidenced by written agreements, such as those originated by CLS.

Washington has adopted fairly stringent usury laws, however, the violation of which can subject a usurious lender to significant liability.

RELIANCE ON THE BUSINESS PURPOSE EXCEPTION. Under Washington law, the highest rate of interest that generally may be charged by a lender of consumer debt is the greater of (i) 12% per annum or (ii) a per annum rate determined by adding four percentage points to the coupon equivalent yield from the most recent auction of 26-week treasury bills. (As of the date of this report, the highest rate of interest allowable in Washington for consumer debt would be 12%; the coupon equivalent yield from the first auction of 26-week treasury bills in January of 1997 was 5.32%.) These limitations do not apply, however, to loans that are made for a commercial, business, investment or agricultural purpose; such loans are expressly excluded under the usury statute.

CLS and the Company believe those loans made by CLS which are primarily for a business purpose pose relatively little risk of liability under the usury statute. Nonetheless, the penalties for violation of the Washington usury statute are significant. If the borrower establishes either a claim or defense of usury in a lawsuit, then the creditor (in this case, the Company) is entitled to receive only an amount equal to the principal of the loan less the amount of interest accruing thereon at the rate contracted for. If interest has been paid on the loan, the creditor is entitled to receive only an amount equal to the principal of the loan less twice the amount of interest paid thereon, and less the amount of all
accrued and unpaid interest.   The borrower is also entitled to recover his
costs and reasonable attorney fees. In addition, because a violation of Washington's usury statute is also a violation of the state's consumer protection act, treble damages may be assessed.

RELIANCE ON MONETARY CONTROL ACT PREEMPTION. CLS and the Company also believe that loans originated by CLS and purchased by the Company are "federally related mortgage loans" within the meaning of Federal Depository Institution Deregulation and Monetary Control Act of 1980 (the "Monetary Control Act"), and that the Monetary Control Act by its terms preempts state usury restrictions. The Monetary Control Act provides, generally, that the laws of any state expressly limiting the rate or amount of interest shall not apply to any loan or mortgage which is (i) secured by a first lien on residential real property or by a lien on a residential manufactured home; (ii) made after March 31, 1980; and (iii) a federal related mortgage loan as defined in the Act.

Two issues arise in determining whether the Company may rely on the preemptive provisions of the Monetary Control Act: whether the loans it purchases are first lien loans? and whether the loans are federally related
mortgage loans?   Cases interpreting the Monetary Control Act have held
that a "first lien" loan is a loan secured by a first mortgage; thus, any loans in the Company's portfolio secured by a second or third mortgage would not be preempted by the Act and would likely be subject to the usury statute unless such loans were made for a business or other excluded purpose.

A federally related mortgage loan is defined under the Monetary Control Act as a loan which (i) is made in whole or in part by any lender the deposits or accounts of which are insured by any agency of the federal government;
(ii) is made in whole or in part by any lender which is itself regulated by any agency of the federal government; (iii) is made in whole or in part, or insured, guaranteed, supplemented, or assisted in any way, by the Secretary of Housing and Urban Development or any other officer or agency of the federal government or under or in connection with a housing or urban development program administered by the Secretary of Housing and Urban Development or housing or related program administered by any other such officer or agency; is eligible for purchase by the Federal National Mortgage Association, the Government National Mortgage Association, of the Federal Home Loan Mortgage Corporation, or from any financial institution from which it could be purchased by the Federal Home Loan Corporation; or
(iv) is made in whole or in part by any "creditor," as defined under the Consumer Credit Protection Act of 1968, who makes or invests in residential real estate loans aggregating more than $1,000,000 per year.

If loans originated by CLS are deemed to be federally related mortgage loans, it is only because CLS meets the definition of a "creditor" within the meaning of the Consumer Credit Protection Act. A "creditor" is defined under such Act as "a person who both (i) regularly extends, whether in connection with loans, sales of property or services, or otherwise consumer credit which is payable by agreement in more than four installments or for which the payment of a finance charge is or may be required, and (ii) is the person to whom the debt arising from the consumer credit transaction is initially payable on the face of the indebtedness."

CLS and the Company believe that CLS is a "creditor" within the meaning of the Consumer Credit Protection Act because it regularly extends consumer credit, such as credit used to pay personal or household expenses or debts; accordingly, the preemption provisions of the Monetary Control Act have been deemed to apply, thus protecting CLS and the Company from liability for violations of the Washington usury statute, at least with respect to those consumer loans secured by first liens on residences or mobile homes.

There are no actions, investigations or proceedings pending or, to the best knowledge of management, threatened against the Company or CLS challenging the rate of interest charged by CLS on mortgage loans.

COMPETITION

CLS and the Company compete primarily with other mortgage brokerage companies and with finance companies such as Associates Financial Services, The Money Store, Beneficial Financial Services and ITT Financial Services, all of which exist in CLS's and the Company's service areas, in originating and purchasing loans. To a lesser extent, they also compete with commercial banks, savings and loan associations, mutual savings banks and credit unions.

Most of these competitors have greater financial resources than either CLS or the Company. The mortgage brokerage and finance companies with whom CLS and the Company compete have yield expectations similar to those of CLS and the Company; the competition for high-risk loans sufficient to generate yields meeting these expectations is therefore substantial.

EMPLOYEES

As previously noted in this report, the Company has no employees. Instead, it relies on CLS and CLS Escrow for the provision of management and related administrative, accounting, computer, escrow, collection and other services necessary to the Company's operations. As of December 31, 1996, CLS and CLS Escrow had 45 full-time employees, of which 37 were employed by CLS and eight were employed by CLS Escrow. Twenty-nine of these employees were employed in administrative capacities at such date, and sixteen were employed as sales representatives. None of CLS's or CLS Escrow's employees are covered by a collective bargaining agreement. CLS's and CLS Escrow's managements believe relations with their employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own or lease any property other than the OREO described in Item 1 of this report. As is disclosed in Item 1 of this report, the Company has no employees. Instead, the Company contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations. Such services are conducted from facilities owned by CLS.

ITEM 3. LEGAL PROCEEDINGS.

Because of the nature of its business, the Company is subject to numerous claims and legal actions in the ordinary course of its business involving the collection of delinquent accounts and the validity of liens. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims, the Company believes that, in the aggregate, such liabilities would not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. The common stock of the Company is not listed for trading on any secondary market or exchange, nor are prices therefor quoted on any such market or exchange. Since 1988, however, the Company has attempted to assist those of its shareholders who are seeking to sell their common stock by providing such holders with a list of the current shareholders and the names of those shareholders who have expressed an interest in acquiring additional common stock. The Company's participation in such transactions is limited to the foregoing, and neither the Company nor any of its affiliates receive a fee or other remuneration in connection therewith.

HOLDERS. The number of holders of common stock of record on March 1, 1997 was approximately 430.

DIVIDENDS. The following table sets forth information concerning dividends declared and paid by the Company for the years ended December 31, 1996 and 1995.

                                             1996
                                     Amount         Per Share (1)
          First Quarter            $268,943            $0.125
          Second Quarter           $236,643            $0.108
          Third Quarter            $194,744            $0.088
          Fourth Quarter           $232,726            $0.105
                                              1995
                                     Amount          Per Share
          First Quarter            $246,762            $0.137
          Second Quarter           $256,098            $0.137
          Third Quarter            $266,790            $0.138
          Fourth Quarter           $223,831 (2)        $0.096
_________________________

(1) Per share amounts represent dividends as a percentage of shares outstanding at the beginning of the quarter.
(2) Includes a special dividend of $32,700, or approximately $0.016 per share, declared and paid in early 1996.


The Company has adopted a dividend policy which is periodically reviewed and revised by the board of directors. The goals of such policy is to pay cash dividends at annualized rates ranging from 9% to 12%, provided funds are available, and to distribute at least 95% of its taxable income in each year in order to maintain its status as a REIT.

The payment of dividends on the common stock is subject to statutory limitations. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid, if, after giving effect to the dividend, the Company is insolvent or the liabilities of the Company exceed its assets.

DIVIDEND REINVESTMENT PLAN. The Company presently maintains an informal dividend reinvestment plan which enables its shareholders to elect quarterly whether to receive their dividends in cash or reinvest such dividends in common stock of the Company at the price of $5.00 per share. Shareholders of the Company may change their election at any time, or from time-to-time, without penalty. The Company maintains an effective registration statement under the Securities Act, and a related prospectus, pertaining to the continuous offering of its common stock pursuant to the plan. During the years ended December 31, 1996, 1995 and 1994, 122,553 shares, 326,756 shares and 550,868 shares of common stock were purchased in such offering, yielding net proceeds to the Company of approximately $600,000, $1.5 million and $2.8 million, respectively.

Management of the Company is presently considering changing the plan to an open market dividend reinvestment plan, provided an active secondary trading market for its common stock can be established. Under an open market plan, shares of the Company's common stock acquired for the benefit of those shareholders who have elected to participate in the plan would be purchased in secondary market transactions, at then prevailing market prices, as opposed to being purchased directly from the Company. The adoption of such a plan would deny the Company of its only current source of financing, but would also obviate the expense and liability associated with maintaining an effective Securities Act registration statement. In addition, adoption of the plan would give participants in the plan the ability to acquire common stock of the Company at market prices, as opposed to a price arbitrarily determined by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA

The selected financial data for each of the three years ended December 31, 1996, 1995 and 1994 has been derived from the financial statements appearing elsewhere in this report, which have been audited by McFarland & Alton, P.S., Spokane, Washington. The selected financial data should be read in conjunction with, and is qualified by, such financial statements and the notes thereto.


                                            Year Ended December 31,
                                     _____________________________________

                                         1996         1995        1994
                                         ----         ----        ----
INCOME STATEMENT DATA
 Interest income . . . . . . . . .    $1,208,815   $1,188,915   $1,024,408
 Loan loss provision . . . . . . .      (105,000)     (48,000)     (49,000)
 Net interest income . . . . . . .        10,074        2,603        6,304
 Non-interest expense  . . . . . .      (319,439)    (211,513)    (183,353)
 Gain on sale of real estate . . .        20,313       23,196       21,808
 Net income  . . . . . . . . . . .       814,763      955,201      820,167

PER SHARE DATA
 Primary earnings per weighted
  average common shares outstanding       $0.37        $0.50        $0.54
  Book value per common share  . .        $4.87        $4.93        $4.99

BALANCE SHEET DATA
 Loans, earning  . . . . . . . . .    $6,412,272   $6,652,683   $6,802,942
 Loans, nonearning . . . . . . . .     3,225,033    2,857,844    1,215,543
 Real estate held for sale . . . .     1,220,140      922,526      662,874
 Allowance for loan losses . . . .      (156,391)    (106,554)     (68,275)
 Net loans and real estate held for
  sale . . . . . . . . . . . . . .    10,701,054   10,326,499    8,613,084
 Total assets  . . . . . . . . . .    11,003,097   10,054,708    9,011,780
 Shareholders' equity  . . . . . .    10,841,836   10,372,488    8,862,483








                          [Table continued on following page.]


                                                 Year Ended December 31,
                                                 ------------------------
                                                  1996     1995     1994
                                                  ----     ----     ----
SELECTED RATIOS
 Yield on average residential loans . . . . . .   13.21%   13.40%   13.88%
 Yield on average commercial loans  . . . . . .   11.68%   13.63%   15.34%
 Yield on total assets  . . . . . . . . . . . .   11.33%   12.21%   13.49%
 Return on average total assets . . . . . . . .    7.58%    9.79%   10.74%
 Return on average total shareholders' equity .    7.68%    9.93%   10.94%
 Ratio of net income to total revenues  . . . .   65.75%   78.64%   77.92%

ASSET QUALITY RATIOS
 Allowance for losses to ending total loans
  and OREO  . . . . . . . . . . . . . . . . . .    1.44%    1.02%    0.79%
 Allowance for losses to non-earning loans  . .    4.85%    3.63%    5.62%
 Non-earning loans to ending total assets . . .   29.31%   27.21%   13.49%
 Non-earning loans to total loans . . . . . . .   33.46%   30.05%   15.20%
 Non-earning loans and OREO to ending
  total assets  . . . . . . . . . . . . . . . .   40.94%   36.23%   21.64%
 Net charge-offs to average loans and OREO  . .    0.52%    0.10%    0.41%

CAPITAL RATIOS
  Average shareholders' equity to average assets  98.64%   98.56%   98.11%


RESULTS OF OPERATIONS

OVERVIEW. 1996 was not a particularly good year for the Company. The level of non-earning loans continued to increase during the year, from 30.0% in 1995 to 33.5% in 1996, a near doubling of non-earning loan levels in 1994. Yield on average assets for 1996 was 11.33%, which is down from the 1995 and 1994 yields of 13.49% and 12.21%, respectively. As a consequence of the continued deterioration of the loan portfolio, net income declined to $814,763 in 1996, a reduction of $140,438 or approximately 15% from 1995.

As is previously noted in this report, the increase in non-earning loans in 1996 and 1995 is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust, but declined in performance as those markets softened beginning in 1995.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1997, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans in the portfolio, and thereby reduce the concentration of higher-interest loans secured by developed property which, at least historically, have contributed significantly to the decline in yield. In addition, CLS has adopted stricter, more conservative appraisal practices; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Finally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of non-earning loans to 20% or less and to increase the annual yield to at least 10%. Although management is optimistic, no assurance can be given that these goals will be achieved during the year.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

GENERAL. The Company's net income decreased 14.70%, to $814,763, for the year ended December 31, 1996, from $955,201 for the year ended December 31, 1995. This decrease was primarily as a result of an increase in the provision for loan and real estate owned losses, and higher levels of legal expenses directly associated with foreclosure and collection activities. These expenses increased as a result of higher levels of non-earning assets during 1996.

Return on average assets and equity were 7.58% and 7.68%, respectively, for fiscal 1996, as compared to 9.79% and 9.93%, respectively, for fiscal 1995. Total assets increased 4.74%, to $11,003,097, for the year ended
December 31, 1996, from $10,504,708 for the year ended December 31, 1995. Total loans increased $126,778 during the year. The increase in loans resulted from an increase in funds available for the purchase of loans during the year, which funds were primarily derived from principal repayments and the issuance of common stock.

NET INTEREST INCOME. The Company's interest income decreased 1.67%, to $1,208,815, for the year ended December 31, 1996, from $1,188,915 in the prior year. The decrease in interest income was primarily attributable to the increase in non-earning loans during the year.

TOTAL EXPENSES. Total expenses increased 63.6%, to $424,439, in fiscal 1996, as compared to $259,513 in fiscal 1995. The increase in total expenses is attributable to increased funding of the allowance for loan losses during the year, and collection expenses related to defaulted loans. Management fees paid to CLS during the year ended December 31, 1996 were $163,445, as compared to $144,142 in 1995. These fees are the largest expense item of the Company and are based on the number of outstanding shares of common stock of the Company in each year.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

GENERAL. The Company's net income increased 16.46%, to $955,201, for the year ended December 31, 1995, from $820,167 for the year ended December 31, 1994. The increase in net income was primarily as the result of an increase in the size of the loan portfolio during the year, which more than offset lower yields achieved during the year.

Return on average assets and equity were 9.79% and 9.93%, respectively, for fiscal 1995, as compared to 10.74% and 10.94%, respectively, for fiscal 1994. Total assets increased 16.57%, to $10,504,708 for the year ended December 31, 1995, from $9,011,780 for the year ended December 31, 1994. Total loans increased $1,492,042 during the year. The increase in loans resulted from an increase in funds available for the purchase of loans during the year, which funds were primarily derived from reinvested dividends and sales of common stock to new investors.

NET INTEREST INCOME. The Company's interest income increased 16.1%, to $1,188,915, for the year ended December 31, 1995, from $1,024,408 in the prior year. The increase was primarily as the result of an increase in the size of the loan portfolio during the year.

TOTAL EXPENSES. Total expenses increased 11.7%, to $259,513, in fiscal 1995, as compared to $232,353 in fiscal 1994. The increase in total expenses is attributable to increased funding of the allowance for loan losses during the year. Management fees paid to CLS during the year ended December 31, 1995 were $144,142, as compared to $114,903 in 1994. These fees are the largest expense item of the Company and are based on the number of outstanding shares of common stock of the Company in each year.

LIQUIDITY AND CAPITAL RESOURCES.

Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow or issue additional securities. The Company may borrow on a short-term basis to compensate for a reduction in funds occasioned by the likely termination of its current dividend reinvestment plan in 1997. The Company's ability to service borrowing is dependent upon its interest income.

The Company's total shareholders' equity increased to $10,841,836 at December 31, 1996, from $10,372,488 at December 31, 1995. At December 31, 1996, shareholders' equity was 98.64% of total assets, compared to 98.56% at December 31, 1995. At December 31, 1996, the Company held cash of $217,152.

EFFECTS OF INFLATION AND CHANGING PRICES. The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.

As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.

PLAN OF OPERATION. As is set forth more fully in Item 1 of this report, the Company's plan of operation during the ensuing twelve-month period is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 9% to 12%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase and (iii) more efficiently manage the operations of the Company and CLS. Reference is made to Item 1 for more complete information concerning these strategies and the Company's and CLS's plans for implementing them.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company for the years ended December 31, 1996, 1995 and 1994 included elsewhere in this report have been audited by McFarland & Alton, P.S., Spokane, Washington. An index to such financial statements appears at page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUANTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 1996, 1995 and 1994, there were no disagreements with McFarland & Alton, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.







      [The balance of this page has been intentionally left blank.]

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 1997 are as follows. The Company's board of directors consists of six directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.
H. E. Brazington is the father of Stanley E. Brazington. There are no other family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.


   NAME AND AGE OF
DIRECTOR OR EXECUTIVE       POSITION WITH
       OFFICER              THE COMPANY            PRINCIPAL OCCUPATION
_____________________  ________________________   _______________________
H. E. Brazington       President, Chief Execu-    Executive Officer of the
Age: 61                tive Officer and Director  Company, CLS Mortgage,
                                                  Inc. and CLS Escrow, Inc.

Stanley E. Brazington  Secretary and Principal    Executive Officer of the
Age: 39                Financial and Accounting   Company, CLS Mortgage,
                       Officer                    Inc. and CLS Escrow, Inc.

Robert C. Brown        Director                   Retired
Age: 66

Dr. Vaughn Ransom      Director                   Retired
Age: 72

Vern W. Haworth        Director                   Retired
Age: 77

Douglas M. O'Coyne     Director                   Principal in the law firm
Age: 45                                           of O'Coyne & Phillips,
                                                  P.S., Spokane, Washington

Elden Sorensen         Director                   Retired
Age: 62

Dr. David W. Hanson    Director                   Dentist
Age: 57

C. Patrick Craigen     Director                   Retired
Age: 78

BIOGRAPHICAL INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS.

H. E. BRAZINGTON is the President and Chief Executive Officer of the Company and a member of its board of directors, positions he has held since 1988. Mr. Brazington is also the President, a Director and a majority shareholder of CLS Mortgage, Inc. which he founded and has managed since 1974, and the Vice President, a Director and principal shareholder of CLS Escrow, Inc. Mr. Brazington attended Washington State College in 1955 and 1956.

STANLEY E. BRAZINGTON is the Secretary of the Company and a member of the board of directors, positions he has held since 1988. He is also the Vice President and a member of the board of directors of CLS Mortgage, Inc. Mr. Brazington graduated from Eastern Washington University in 1982, with a bachelor of arts degree in business administration.

ROBERT C. BROWN has been a member of the board of directors since January of 1997. Mr. Brown retired in 1991 but has been active since 1995 in managing a fishing manufacturing business he owns. Prior to his retirement, Mr. Brown was employed by E-Z Loader Boat Trailers, Inc. of Spokane as its credit manager and international sales manager.

DR. VAUGHN RANSOM has been a member of the board of directors since 1988. Prior to 1992, when he sold his practice, he was a self-employed dentist in Spokane County.

VERN W. HAWORTH has been a member of the board of directors since 1988. He has been retired since 1986. Prior to his retirement, he was employed by Wendle Ford in Spokane.

DOUGLAS M. O'COYNE has been a member of the board of the directors since 1988, and from 1988 until January of 1997, was also counsel to the Company. He is the principal in the law firm of O'Coyne & Phillips, P.S. in Spokane, Washington and was formerly a partner of the law firm of Deglow, Peterson, O'Coyne, and Phillips, P.S., also located in Spokane. Mr. O'Coyne is also the president and sole shareholder of Crown Financial Networks, Inc., which is engaged in the same business as CLS and the Company.

ELDEN SORENSEN has been a member of the board of directors since 1989. He has been retired from active business activities since 1985, but is the President of Second Wind Engineering, Inc., which designs and builds street rods. Prior to 1985, Mr. Sorensen owned a retail sportswear store. He graduated from Reedly College in 1955 with a bachelor of arts degree in business administration.

DR. DAVID W. HANSON has been a member of the board of directors since 1994. He has been practicing dentistry in Spokane County for over 20 years. Dr. Hanson is a 1965 graduate of the University of Washington, with a degree in dentistry.

C. PATRICK CRAIGEN has been a member of the board of directors since 1989. He has been retired since 1989, but prior to then spent 45 years in the banking industry, most recently with First National Bank where he was employed for 35 years. Mr. Craigen graduated from the Pacific Coast School of Banking at the University of Washington in 1960.

ITEM 10. EXECUTIVE COMPENSATION.

As is disclosed elsewhere in this report, the Company has no employees and pays no compensation to its executive officers or to those of its directors who are also executive officers or employees. Directors who are not otherwise affiliated with the Company receive $200 for each board meeting attended.

The Company contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations. The compensation paid to CLS for such management and related services is disclosed in this report, in, Item 1, in the subsection entitled "Acquisition of Loans by the Company" and "Provision of Management Services to the Company," and in Item 13.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 1, 1997, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding was 2,209,443 shares.

                                       Amount and
                                  Nature of Beneficial
                                  Ownership all direct        Percent
Name of Owner                    unless otherwise noted       of Class
___________________________      ______________________       ________
H. E. Brazington (1)                      76,328                3.45%

Stanley E. Brazington (1)                    272                0.01%

Robert C. Brown (1), (2)                   1,524                0.07%

Dr. Vaughn Ransom (1), (3)                18,065                0.82%

Vern W. Haworth (1), (4)                   8,675                0.39%



                  [Table continued on following page.]


                                       Amount and
                                  Nature of Beneficial
                                  Ownership all direct        Percent
Name of Owner                    unless otherwise noted       of Class
___________________________      ______________________       ________

Douglas M. O'Coyne (1), (5)               19,457                0.88%

Elden Sorensen (1)                        14,801                0.67%

Dr. David W. Hanson (1), (6)              38,673                1.75%

C. Patrick Craigen (7)                    14,352                0.65%

All Directors and Executive Officers
  as a Group (9 persons) (8)             192,147                8.70%
____________________

  (1)  Director of the Company.
  (2)  Includes 804 shares held by Mr. Brown's spouse.
  (3) Includes 8,230 shares held in trust for Mr. Ransom's benefit under the Vaughn R. Ransom DDS PS Profit Sharing Plan and Trust.
  (4) Includes 675 shares held jointly by Mr. Haworth and his grandchildren.
  (5) Includes 11,721 shares held by Mr. O'Coyne's minor children and 200 shares held by Crown Financial Networks, Inc., a corporation controlled by Mr. O'Coyne.
  (6) Includes 34,477 shares held in trust for Mr. Hanson's benefit under the David W. Hanson DDS PS Profit Sharing Plan and Trust.
  (7)  Includes 2,352 shares held jointly by Mr. Craigen and his children.
  (8)  See footnotes (2) through (7), above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PAYMENT OF MANAGEMENT FEES. During the years ended December 31, 1996, 1995 and 1994, the Company paid management fees of $165,445, $144,142 and $114,903 to CLS, respectively. Such fees were determined by multiplying the outstanding common stock of the Company in each year by a factor of 1.5%. (The management agreement between the Company and CLS provides that the Company can base such fees on a factor of 2.0%, but the Company has historically elected to use the lower factor.) The board of directors of the Company approves the management agreement annually.

PAYMENT OF LOAN ACQUISITION FEES. During the years ended December 31, 1996, 1995 and 1994, the Company paid loan acquisition fees of $355,209, $406,888 and $523,762 to CLS, respectively.

PAYMENT OF ESCROW AND LATE FEES. CLS Escrow is paid escrow set up fees and continuing annual escrow fees by the borrowers, and retains all late fees that are paid by the borrowers whose accounts are delinquent. The amounts of these fees were not determinable for the periods covered by this report. CLS Escrow does not charge the Company for collection services or for escrow fees. However, in the event collection procedures are initiated with respect to a loan, the Company bears all of the associated fees and costs.

PAYMENT OF LEGAL FEES TO AFFILIATE. A law firm with which Douglas M. O'Coyne is affiliated rendered legal services to the Company in each of the years ended December 31, 1996, 1995 and 1994. Such firm also represented CLS during such years. The Company paid Mr. O'Coyne's firm $42,489, $50,212 and $22,650 during 1996, 1995 and 1994, respectively. In addition, during 1995 the Company loaned money to a borrower who, in turn, remitted $51,598 of the loan proceeds to Mr. O'Coyne's firm for legal fees incurred over a three-year period beginning in 1992.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. The following exhibits filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.


   EXHIBIT NO.                   DESCRIPTION
   ___________                   ___________
      3.1            Articles of Incorporation of the Company, as amended.

                     Filed as Exhibit 3 to the Registrant's Registration
                     Statement on Form SB-2, dated October 3, 1993, and incorporated by reference herein.]

      3.2 Bylaws of the Company, as amended, filed as Exhibit 3 to the Registrant's Registration Statement on Form
                     SB-2, dated October 3, 1993, and incorporated by reference herein.

     10.1 Copy of management agreement between CLS Mortgage, Inc. and the Company, as amended. Filed herewith.

     27.1            Financial data schedule.  Filed herewith.

FORM 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1996.

                          Independent Auditor's Report

Board of Directors and Stockholders
Opportunity Management Company, Inc.
Spokane, Washington

We have audited the accompanying statements of condition of Opportunity Management Company, Inc. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Opportunity Management Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opportunity Management Company, Inc. as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company changed its method of accounting for impaired loans effective January 1, 1995, to conform with Statement of Financial Accounting Standards Nos. 114 and 118, and its method of accounting for real estate held for sale effective January 1, 1996, to conform with Statement of Financial Accounting Standards No. 121.


Spokane, Washington
January 24, 1997

STATEMENTS OF CONDITION
DECEMBER 31, 1996 AND 1995
ASSETS

                                           --------------------------------
                                                 1996              1995
                                           --------------------------------
Loans receivable, earning                  $   6,412,272     $   6,652,683
Loans receivable, nonearning                   3,225,033         2,857,844
                                           --------------    --------------
                                               9,637,305         9,510,527

Real estate held for sale                      1,220,140           922,526
                                           --------------    --------------
                                              10,857,445        10,433,053

Allowance for losses                            (156,391)         (106,554)
                                           --------------    --------------
NET LOANS AND REAL ESTATE (Notes 2 and 3)     10,701,054        10,326,499

  Cash                                           217,152            89,980
  Other assets                                     1,859             4,124
  Accrued interest receivable                     83,032            84,105
                                           --------------    --------------
     TOTAL ASSETS                            $11,003,097       $10,504,708
                                           ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                           $    25,968       $    26,968
  Accrued cash dividends payable to
   stockholders                                  135,293           105,252
                                           --------------    --------------
     TOTAL LIABILITIES                           161,261           132,220
                                           --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
   shares authorized; 1996, 2,225,547
   shares; 1995, 2,102,994 shares, issued
   and outstanding                           11,046,659        10,433,894
  Undistributed income (expense)               (204,823)          (61,406)
                                          --------------    --------------
                                             10,841,836        10,372,488
                                          --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $11,003,097       $10,504,708
                                          ==============    ==============

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           --------------------------------
                                                1996               1995
                                           --------------------------------
REVENUES
  Interest income on residential loans       $  689,559         $  673,135
  Interest income on commercial loans           508,327            510,090
  Interest income on bank accounts               10,929              5,690
  Other income                                   10,074              2,603
                                           -------------      -------------
     TOTAL REVENUES                           1,218,889          1,191,518
                                           -------------      -------------

EXPENSES
  Management fees - related party (Note 5)      163,445            144,142
  Amortization of organizational costs            4,124             12,965
  Provision for loan and real estate
   losses (Notes 2 and 3)                       105,000             48,000
  Accounting and auditing expenses               31,087             25,418
  Legal expenses (Note 5)                        98,987             15,316
  Business and occupational taxes                11,022             12,293
  Other expense                                  10,774              1,379
                                           -------------      -------------
     TOTAL EXPENSES                             424,439            259,513
                                           -------------      -------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE  794,450            932,005

Gain on sale of real estate (Note 4)             20,313             23,196
                                           -------------      -------------
     NET INCOME                             $   814,763        $   955,201
                                           =============      =============

Primary earnings per common share           $      0.37        $      0.50

Weighted average shares outstanding           2,199,791          1,928,686







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                  Total
                                 Common Stock      Undistributed  Stock-
                            -----------------------    Income     holders'
                              Shares      Amount      (Expense)    Equity
                             ---------  -----------  ----------- ----------
Balance, December 31, 1994   1,776,238  $ 8,881,189  $ (18,706) $ 8,862,483

 Net income                          -            -    955,201      955,201

 Issuance of common stock,
  net of stock issuance
  costs (Note 5)               239,777    1,117,810          -   1,117,810

 Dividends reinvested in stock  86,979      434,895   (434,895)          -

 Cash dividends                      -            -   (563,006)   (563,006)
                             ---------  -----------  ---------- -----------
Balance, December 31, 1995   2,102,994   10,433,894    (61,406) 10,372,488

 Net income                          -            -    814,763     814,763

 Issuance of common stock       40,028      200,140          -     200,140

 Dividends reinvested in stock  82,525      412,625   (412,625)          -

 Cash dividends                      -            -   (545,555)   (545,555)
                             ---------  -----------  ----------  ----------

Balance, December 31, 1996   2,225,547  $11,046,659  $(204,823) $10,841,836
                             =========  ===========  ========== ===========







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   -----------------------
                                                      1996         1995
                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 814,763   $ 955,201
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of organizational costs               4,124      12,965
     Provision for loan and real estate losses        105,000      48,000
     Amortization of discounts on loans                (9,805)     (2,516)
     Gain on sale of real estate                      (20,313)    (23,196)
     (Increase) decrease in:
       Accrued interest receivable                      1,074      10,892
       Other assets                                    (1,859)          -
     Increase (decrease) in:
       Accrued expenses                                (1,687)      9,165
                                                   -----------  -----------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          891,297     988,727
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                           (4,796,982)  (4,831,045)
  Principal reductions and maturities of loans      4,307,608    3,167,238
  Proceeds from sale of real estate owned             155,709       92,332
  Purchases of real estate owned                      (20,148)    (105,478)
  Advances of costs associated with other real estate (92,664)     (59,539)
                                                    -----------  ----------
 CASH FLOWS USED IN INVESTING ACTIVITIES             (466,477)  (1,736,492)
                                                    ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                        200,140    1,198,883
  Payment of stock issuance and registration costs:
    Related party                                           -      (31,539)
    Other                                                   -       (4,569)
  Cash dividends paid to stockholders                (517,788)    (588,459)
                                                   -----------  -----------
 CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES  (317,648)     574,316
                                                   -----------  -----------
 INCREASE (DECREASE) IN CASH                          127,172     (173,449)

Cash, beginning of year                                89,980      263,429
                                                   -----------  -----------
Cash, end of year                                  $  217,152   $   89,980
                                                   ===========  ===========



The accompanying notes are an integral part of these financial statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   ------------------------
                                                      1996         1995
                                                   ------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES

 Issuance of common stock for stockholder
   reinvestment of dividends                       $  412,625   $  439,895
                                                   ----------   ----------

  Acquisition of real estate in settlement
    of loans                                       $  525,259   $  215,862
                                                   ----------   ----------

  Charge offs against the allowance                $   56,065   $   10,902
                                                   ----------   ----------

  New contracts made in connection with sales of
    real estate                                    $  149,390   $   45,200
                                                   ----------   ----------























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Formation of the Company:
Opportunity Management Company, Inc. was incorporated in the state of Washington on October 12, l988, and operates as a Real Estate Investment Trust (REIT) (Note 4). Its general business purpose is to make loans secured by interests in real property and derive income from and relating to those interests in real property.

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

Management believes that the allowance for loan losses and other real estate owned is adequate. While management uses currently available information to recognize losses on loans and other real estate, future additions to the allowances may be necessary based on changes in economic conditions.

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

Loans placed in a nonaccrual status are considered impaired for purposes of SFAS No. 114 and No. 118. A quarterly analysis of all nonaccrual loans is performed by management which compares the collateral fair value less costs to sell as compared to the loan balance, to determine if specific allowances for impairment are needed.

NOTES TO FINANCIAL STATEMENTS

Allowance for loan and real estate losses:
The Company utilizes the allowance method of providing for losses on uncollectible loans or overvalued real estate held for sale. Specific valuation allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due. In addition to specific allowances, a general allowance is provided for future losses based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, and evaluation of current economic conditions.

Valuation allowances are provided for foreclosed real estate held for sale or purchased real estate held for sale when the fair value of the property less costs to sell is less than its cost. Real estate held for sale is carried at the lower of cost (recorded amount at the date of foreclosure or acquisition) or fair value less disposition costs. Additions to the allowance are charged to expense.

Real estate held for sale:
Real estate held for sale includes properties acquired through a foreclosure proceeding, acceptance of a deed in lieu of foreclosure, or purchased by the Company for resale. These properties are transferred to other real estate owned and are recorded at the lower of the loan balances at the date of transfer or the fair value of the property received as determined by independent appraisals or current listings less costs of disposal. Loan losses arising from the acquisition of such property are charged against the allowance for loan and real estate losses. An allowance for losses on real estate held for sale is maintained for subsequent valuation adjustments on a specific property basis.

Sales of real estate:
Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Loan placement fees:
Opportunity Management Company, Inc. purchases loans from CLS Mortgage, Inc. for its loan portfolio. The loan principal outstanding includes a loan placement fee to CLS Mortgage, Inc. which was paid by the borrower and financed in the loan balance. These fees are accounted for as revenue by CLS Mortgage, Inc. when the loan is sold to Opportunity Management Company, Inc. No income or expense related to these fees is recorded by Opportunity Management Company, Inc. (Note 5).

NOTES TO FINANCIAL STATEMENTS

Dividends:
It is the policy of the Company to distribute at least 95% of quarterly net earnings in cash and stock reinvestment dividends to the stockholders. A special dividend is declared annually in order to meet REIT requirements which require the Company to distribute 95% of its taxable income to its stockholders. The special dividend cannot be determined until the tax return is prepared, which is always subsequent to the Company's year end (Note 4).

The Company offers a dividend reinvestment program (rollover dividend program) whereby the stockholders have the option of receiving dividends in cash or alternatively of using their dividends to purchase new shares of stock at the $5 stated value per share. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:

                                                   1996           1995
                                                ----------     ----------
   Cash dividends paid                          $ 517,788       $ 588,459
   Dividends reinvested in stock                  412,625         434,895
   Accrued dividends, end of year                 135,293         105,252
   Accrued dividends, beginning of year          (105,252)       (131,469)
   Accrued fractional shares not paid                 687             764
                                                ----------      ----------
     Dividends on common stock                    961,141         997,901

   Dividends paid or accrued in excess
     of net income                               (146,378)        (42,700)
                                                ----------      ----------
     NET INCOME                                 $ 814,763       $ 955,201
                                                ==========      ==========
    Cash dividends - accrual basis              $  545,555      $ 563,006
    Rescinded dividends                              2,961              -
    Dividends reinvested in stock -
     accrual basis                                 412,625        434,895
    Dividends accrued in excess of net income     (146,378)       (42,700)
                                                 ----------     ----------
     NET INCOME                                  $ 814,763      $ 955,201
                                                 ==========     ==========

Per share amounts:

All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year.

NOTES TO FINANCIAL STATEMENTS

Reclassifications:

Certain reclassifications have been made to the December 31, 1995, balances to conform with the December 31, 1996, classification. These classifications had no impact on net income as previously presented.

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

Effective January 1, 1996, the Company formally adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under the SFAS, real estate held for sale is to be measured at the lower of carrying amount or fair value less costs to sell. Subsequent revisions in estimates of fair value less cost to sell are to be reported as adjustments to the carrying amount of an asset. The Company's policy prior to January 1, 1996, was not substantially different than as prescribed by SFAS No. 121 and therefore, the adoption on the Company's 1996 financial position and results of operations was insignificant (Note 3).

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at December 31, 1996 and 1995, consists of the following:

                                                1996           1995
                                             -----------    -----------
First mortgage loans                         $ 8,190,034    $ 7,676,367
Second mortgage loans                            401,747        683,511
Loans secured by personal property and
 real etate                                    1,045,524      1,150,649
                                             -----------    -----------
                                             $ 9,637,305    $ 9,510,527
                                             ===========    ===========

NOTES TO FINANCIAL STATEMENTS

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at December 31, 1996 and 1995, are as follows:

                                                1996           1995
                                             -----------    -----------
Commercial                                   $ 1,934,661    $ 1,684,851
Single and multiple family residential         2,371,002      2,049,210
Rural single and multiple family residential   1,760,819      2,106,955
Mobile homes                                   1,002,629      1,150,649
Farm/agricultural                                  9,758          9,758
Developed land                                 1,952,558      1,789,376
Undeveloped land                                 605,878        719,728
                                             -----------    -----------
                                             $ 9,637,305    $ 9,510,527
                                             ===========    ===========

Real estate held for sale at December 31, 1996 and 1995, consists of the following:

                                                1996           1995
                                             -----------    -----------
Commercial                                   $   127,442    $   127,650
Single family residential                        104,850         45,501
Rural single family residential                  209,506        157,629
Developed land                                   718,198        591,746
Mobile homes                                      60,144              -
                                             -----------    -----------




                      [Table continued on following page.]


NOTES TO FINANCIAL STATEMENTS

Note 3. Loans Receivable and Real Estate held for Sale (Continued)

An analysis of the changes in the allowance for losses is as follows:

Balance, beginning of year                   $   106,554    $    68,275

Provision charged to expense                     105,000         48,000
Recoveries                                           902          1,181
Charge off of losses on sale of real estate
 owned                                           (56,065)       (10,902)
                                             ------------   ------------
Balance, end of year                         $   156,391    $   106,554
                                             ============   ============

Impairment of loans having a recorded investment of $3,566,151 and $2,857,844 at December 31, 1996 and 1995, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is a $32,348 and $-0- of specific allowance for loan losses related to these loans at December 31, 1996 and 1995, respectively. Interest income on impaired loans of $204,671 and $245,934 was recognized for cash payments received in 1996 and 1995, respectively. The average impaired loans during 1996 and 1995 was $3,151,423 and $1,593,682, respectively.

Included in the allowance for losses, there is a $100,463 and $57,398 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at December 31, 1996 and 1995, respectively. The estimated impairment losses of $38,247 resulting from changes in carrying amounts during 1996 of real estate held for sale are included in the provision for loan and real estate losses on the statements of income.

Note 4.  Income Taxes

The Company, in the opinion of management, continues to qualify as a Real Estate Investment Trust (REIT) under the applicable provisions of the Internal Revenue Code. The Company is allowed to deduct the dividends paid

NOTES TO FINANCIAL STATEMENTS
to its stockholders as an expense and in effect not pay federal income taxes. In the event the Company does not qualify, the Company would owe federal income taxes as estimated below.

                                                     1996          1995
                                                   ----------    ----------
Income before taxes on income                      $ 814,763     $ 955,201
Federal income taxes at statutory rates             (277,019)     (324,768)
                                                   ----------    ----------
Net Income                                         $ 537,744     $ 630,433
                                                   ==========    ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the years ended December 31, 1996 and 1995. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5. Related Party Transactions

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the years ended December 31, 1996 and 1995, $163,445 and $144,142, respectively, were paid for these services in accordance with a management agreement. The amounts payable to CLS Mortgage, Inc. at December 31, 1996 and 1995, were $13,691 and $13,029, respectively. For 1996 and 1995 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of Opportunity Management Company, Inc. The President and his wife own .70% of the common stock of the Opportunity Management Company. The two sole stockholders directly and indirectly own 3.46% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at December 31, 1996.

Escrow services:
CLS Escrow provides Opportunity Management Company, Inc. with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

NOTES TO FINANCIAL STATEMENTS

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the years ended December 31, 1996 and 1995, CLS Mortgage, Inc. received $355,209 and $406,888, respectively, in loan placement fees (Note 1).

Legal fees:
During 1996 and 1995, the Company incurred charges for legal services that were either capitalized, expensed, or deducted from stock proceeds as stock issuance costs of approximately $42,489 and $50,212, respectively, from a law firm in which a stockholder/director (owning .88% and .88% of the outstanding stock at December 31, 1996 and 1995, respectively) of the Company is a general partner. In addition, during 1995 the Company financed a loan from which approximately $51,598 was paid to this related party on behalf of the borrower for legal fees incurred from 1992 through 1995. The legal fees were secured by a deed of trust on the property used as collateral for the loan.

Note 6.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accrued interest receivable, and accured cash dividends payable:
The carrying amount approximates fair value due to the short-term nature of these financial instruments.

Loans:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the professional time and programming costs this procedure would require. All

NOTES TO FINANCIAL STATEMENTS
loans are real estate loans with fixed interest rates, which range from 12-18%, as of December 31, 1996. The approximate maturities of the loan portfolio as of December 31 follows:

                                      1996                      1995
                          ------------------------------------------------
                              Principal  Percentage  Principal  Percentage
Principal maturing during     Carrying       of      Carrying       of
years ended December 31,       Amount    Portfolio    Amount    Portfolio
-------------------------    ----------  ----------  ---------- ----------
  1996                       $        -       -%     $  910,948      10%
  1997                          998,417      10         445,085       5
  1998                          568,861       6       1,088,452      11
  1999                        1,459,730      15       2,300,319      24
  2000                        2,088,172      22       3,379,008      36
  2001                        2,437,920      25          63,510       1
  2002                           85,548       1         121,467       1
  2003                          101,683       1         112,532       1
  2004                          170,176       2               -       -
Thereafter                    1,726,798      18       1,089,206      11
                             ----------  ----------  ----------  ----------
                             $9,637,305     100%     $9,510,527     100%
                             ==========  ==========  ==========  ==========

Actual maturities may differ from contractual maturities due to prepayments of principal by borrowers or delinquency of borrowers.











[The balance of this page has been intentionally left blank.]

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to registration statement to be signed on this behalf by the undersigned, thereunto duly authorized.

                                 OPPORTUNITY MANAGEMENT COMPANY, INC.

                                  By:  /s/ H. E. Brazington
                                     -------------------------------
                                     H. E. Brazington, its President

                                     Dated: March 18, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Stanley E. Brazington          By:  /s/ Elden Sorensen
   ------------------------------          ------------------------------
   Stanley E. Brazington, its              Elden Sorensen, a Director
   Principal Financial and
   Accounting Officer

Date: March 18, 1997                    Date: March 18, 1997


By:  /s/ Robert C. Brown                By:
   ------------------------------          ------------------------------
   Robert C. Brown, a Director             Dr. David W. Hanson, a Director

Date: March 18, 1997                    Date: March ___, 1997


By:  /s/ Vaughn Ransom                  By:
   ------------------------------          ------------------------------
   Dr. Vaughn Ransom, a Director           C. Patrick Craigen, A Director

Date: March 18, 1997                     Date: March 18, 1997


By:  /s/ Vern W. Haworth
   ------------------------------
   Vern W. Haworth, a Director

Date: March 18, 1997


By:  /s/ Douglas M. O'Coyne
   ------------------------------
   Douglas M. O'Coyne, a Director

Date: March 18, 1997

Exhibit 10.1 to Annual Report on Form 10-KSB
For the Year Ended December 31, 1996
Opportunity Management Company, Inc.

REVISED GENERAL MANAGEMENT AGREEMENT

1. Introduction. The original agreement is dated August 16, 1989, between Opportunity Management Company, Inc., with principle offices at East 12904 Nora, Suite A, in Spokane, Washington 99216, hereinafter referred to as "Company," and CLS Mortgage, Inc., located at East 12904 Nora, in Spokane, Washington 99216, hereinafter referred to as "Contractor," and was revised on February 9, 1990, to comply with WAC 460-36A-155.

2. Contract for Services. Company contracts for services and overhead expenses with Contractor, subject to, and in accordance with, the terms and conditions of this agreement.

3. Term of Agreement. This management contract will begin on January 1, 1991, and ends on December 31, 1991. Company has the right to contract for an additional one (1) year on written notice to Contractor given not less than one (1) month prior to December 31, 1991, and each December 31, thereafter.

4. Payment to Contractor. Company will pay Contractor an annual fee to manage the operations and cover the overhead costs of the Company. This annual fee shall be based on 2% of the total balance of all loans, contracts real estate and deposits outstanding and payable on a monthly basis, not later than the 5th day of the following month at the rate of 1/12th of 2% of the total balance of the loans, contracts, real estate and deposits outstanding at the end of the month or 25% of the net income, whichever is greater. As an alternative method of calculating the fee, the Contractor may base the fee on the outstanding and issued stock so long as the total fee does not exeed the above mentioned basis for calculating the fee as set forth above.

5. Contractor's Duties. Company contracts with Contractor, who will provide the following services to the Company.

Contractor will provide the following general and administrative support to include: Dues and subscriptions, vehicle expense, rent, telephone, supplies, utilities, advertising, repairs and maintenance of Company equipment, property insurance and computerized month-to-month bookkeeping support. The Contractor will provide the necessary personnel to answer telephone inquiries and provide initial contacts with potential customers. The Contractor may perform other duties or provide other services for the Company on a reimbursable basis.

Contractor will not be responsible for the payment of professional accounting, legal or property management fees. The Contractor will not be responsible for any cost directly relating to the management of a foreclosure or forfeiture of any Company property.

6. Office Space and Administrative Support. Contractor will furnish Company with an office, general telephone and general secretarial support and any other facilities and services that are adequate for the performance of this contract at the rate specified in paragraph 4.

7. Termination of Agreement on Sale or Termination of Company's Business. Despite anything contrary contained in this agreement, Company may terminate Contractor's agreement upon 30 days' notice to Contractor if any of the following events occur:

     Sale of Company Assets. The sale of substantially all of the Company's assets to a single purchaser or a group of associated purchasers;

     Sale of Company Shares. The sale, exchange or other disposition, in one transaction of 80% of the Company's outstanding corporate shares after the initial sale of the Company stock; Termination of Company's Business. Company's bona fide decision to terminate its business;

     Merger or Consolidation. The merger or consolidation of Company and a transaction in which Company shareholders receive less than 30% of the outstanding voting shares of the new or continuing corporation;

     Sixty (60) Day Written Notice. This agreement may be terminated upon sixty (60) days' written notice to the other party by either party.

8. Arbitration of Controversies. Any claim or controversy that arises out of, or relates to, this agreement, or breach of it, will be settled by arbitration in the City of Spokane, in the State of Washington, in accordance with the rules then obtaining of the American Arbitration Association. Judgment upon the award rendered may be entered in the Spokane County Superior Court in the State of Washington.

9. Waiver or Breach of Agreement. If either party waives a breach of this agreement by the other party, that waiver will not operate or be construed as a waiver of later similar breaches.

10. Company May Assign Agreement. The Company may not assign this agreement. The Company's rights and obligations under this agreement will not inure to the benefit of,and will not be binding upon, the Company's successors and assigns.

11. Marketing Agreement. CLS Mortgage, Inc., further agrees to provide a market for the Company's resources. This marketing effort is in addition to those duties in paragraph 5 and nothing in this contract shall preclude Contractor from assessing the Company, the borrower or recipient of the Company's resources, a brokerage fee or a discount fee, subject to the regulatory procedures contained in the NASA guidelines and the Washington Administrative Code as approved by the Opportunity Management Company, Inc., Board of Directors after a determination by them that the fee paid to CLS Mortgage, Inc., is commercially fair, reasonable and competitive.

12. Entire Agreement. This agreement is the entire agreement of the Company and the Contractor. Oral changes will have no effect. This agreement may be altered only by a written agreement, signed by the party against whom enforcement of any waiver change, modification extension or discharge is sought.

IN WITNESS WHEREOF, the parties shave signed the agreement on this 12th day of December, 1990.

CLS Mortgage, Inc., Contractor

/s/ H. E. Brazington, its
    President

Opportunity Management Company, Inc.

/s/ H. E. Brazington, its
    President