Form 10QSB
period 1997-03-31
OPPORTUNITY MANAGEMENT CO INC
filed 1997-05-07
CIK 912395

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended March 31, 1997
                                    OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _________ to _________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended March 31, 1997 were $147,029. The aggregate market value of the voting stock held by non-affiliates at May 1, 1997, based on an assumed value of $5.00 per share, was $10,336,748. The number of shares of common stock outstanding at such date was 2,259,804 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                   OPPORTUNITY MANAGEMENT COMPANY, INC.
           QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                              MARCH 31, 1997

                             TABLE OF CONTENTS

                                                                 Page
PART I

     Item 1:  Financial Statements. . . . . . . . . . . . . . . . 1

     Item 2:  Management's Discussion and Analysis of Financial
              Condition & Results of Operation. . . . . . . . . .13


PART II

     Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . .19

     Item 2:  Changes in Securities . . . . . . . . . . . . . . .19

     Item 3:  Defaults Upon Senior Securities . . . . . . . . . .19

     Item 4:  Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . . .19

     Item 5:  Other Information . . . . . . . . . . . . . . . . .19

     Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . .20


SIGNATURES


















                                    (i)

                                  PART I
ITEM 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------
STATEMENTS OF CONDITION
MARCH 31, 1997 AND 1996

ASSETS

                                                 1997           1996
                                             ---------------------------
  Loans receivable, earning                  $ 6,287,562    $ 7,119,258
  Loans receivable, nonearning                 3,056,736      2,186,184
                                             ------------   ------------
                                               9,344,298      9,305,442
  Real estate held for sale                    1,612,483      1,125,919
                                             ------------   ------------
                                              10,956,781     10,431,361
  Allowance for losses                          (155,801)      (101,513)
                                             ------------   ------------
  NET LOANS AND REAL ESTATE (Notes 2 and 3)   10,800,980     10,329,848

  Cash                                           125,564        523,235
  Other assets                                     2,755          2,999
  Accrued interest receivable                     70,609         96,691
                                             ------------   ------------
  TOTAL ASSETS                               $10,999,908    $10,952,773
                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                           $    18,300    $    27,264
  Accrued cash dividends payable to
   stockholders                                   95,763        152,872
                                             ------------   ------------
  TOTAL LIABILITIES                              114,063        180,136
                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
   shares authorized; 1997, 2,259,804
   shares; 1996, 2,186,607 shares,issued
   and outstanding                            11,090,668     10,851,964
  Undistributed income (expense)                (204,823)       (79,327)
                                            -------------   -------------
                                              10,885,845     10,772,637
                                            -------------   -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,999,908    $10,952,773
                                            =============   =============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------

STATEMENTS OF INCOME
QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                      1997           1996

                                                  -------------------------
REVENUES
  Interest income on residential loans            $   158,934    $  214,894
  Interest income on commercial loans                 111,418       124,774
  Interest income on bank accounts                      1,769         3,214
  Other income                                            166         4,676
                                                  -----------   -----------

   TOTAL REVENUES                                     272,287       347,558
                                                  -----------   -----------

EXPENSES
  Management fees - related party (Note 5)             41,392        40,479
  Amortization of organizational costs                      -         1,125
  Provision for loan and real estate
   losses (Notes 2 and 3)                                   -        15,000
  Accounting and auditing expenses                      9,915         4,419
  Legal expenses (Note 5)                              58,625         3,404
  Business and occupational taxes                       2,213         1,968
  Directors' compensation                               2,400             -
  Other expense                                        10,713         1,223
                                                  -----------   -----------

     TOTAL EXPENSES                                   125,258        67,618
                                                  -----------   -----------

     NET INCOME                                   $   147,029    $  279,940
                                                  ===========   ===========

Primary earnings per common share                 $      0.06    $     0.13
                                                  ===========   ===========

Weighted average shares outstanding                 2,298,678     2,223,161
                                                  ===========   ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTERS ENDED MARCH 31, 1997 AND 1996

                                Common Stock
                             -------------------- Undistributed    Total
                                                     Income   Stockholders'
                              Shares     Amount     (Expense)     Equity
                            ---------- -----------  ---------- ------------
Balance, December 31, 1996  2,225,547  $11,046,659  $(204,823) $10,841,836

Net Income                          -            -    147,029      147,029

Repurchase of common stock     (1,761)      (8,806)         -       (8,806)

Issuance of common stock,
 net of stock issuance
 costs (Note 5)                   172          863          -          863

Dividends reinvested in stock  10,390       51,952    (51,952)           -

Cash dividends                      -            -    (95,077)     (95,077)
                           -----------  ----------- ----------  -----------

Balance, March 31, 1997     2,234,348  $11,090,668  $(204,823) $10,885,845
                          ===========  ============ ========== ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                       1997         1996
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   147,029  $   279,940
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of organizational costs                    -         1,125
   Provision for loan and real estate losses               -        15,000
   Amortization of discounts on loans                 (4,802)       (4,668)
   (Increase) decrease in:
     Accrued interest receivable                       12,423      (12,586)
     Other assets                                        (896)           -
   Increase (decrease) in:
     Accrued expenses                                  (7,668)         296
                                                  ------------ ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES      146,086      279,107

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                           (1,253,360)  (1,094,304)
  Principal reductions and maturities of loans      1,148,167    1,099,708
  Proceeds from sale of real estate owned              45,963        1,287
  Advances of costs associated with improvements
   of other real estate                               (35,208)     (20,383)
                                                  ------------ ------------
     CASH FLOWS USED IN INVESTING ACTIVITIES         ( 94,438)     (13,692)
                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                            863      287,736
  Repurchase of common stock                           (8,806)           -
  Cash dividends paid to stockholders                (135,293)    (119,896)
                                                  ------------ ------------
     CASH FLOWS PROVIDED (USED) BY
      FINANCING ACTIVITIES                           (143,236)     167,840

     INCREASE (DECREASE) IN CASH                      (91,588)     433,255

Cash, January 1st                                 $   217,152  $    89,980
                                                  ------------ ------------
Cash, March 31st                                      125,564      523,235
                                                  ============ ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS (CONTINUED)
QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                 1997            1996
                                              -----------------------------

SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                  $    51,952    $  130,334
                                             -----------    -----------

Acquisition of real estate in settlement
 of loans                                    $   447,628             -
                                             -----------    -----------

Charge offs against the allowance            $       590    $    20,041
                                             -----------    -----------

New contracts made in connection with
sales of real estate                         $    43,940    $    47,615
                                             -----------    -----------

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Formation of the Company:
Opportunity Management Company, Inc. was incorporated in the state of Washington on October 12, 1988, and operates as a Real Estate Investment Trust (REIT) (Note 4). Its general business purpose is to make loans secured by interests in real property and derive income from and relating to those interests in real property.

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

Loans are placed in a nonaccrual status when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments to principal and interest. Interest previously accrued but not collected is generally reversed and charged against income at the time the loans is placed on nonaccrual status.

Loans placed in a nonaccrual status are considered impaired for purposes of SFAS No. 114 and No. 188. A quarterly analysis of all nonaccrual loans is performed by management which compares the collateral fair value less costs to sell as compared to the loan balance, to determine if specific allowances for impairment are needed.

Allowance for loan and real estate losses:
The Company utilizes the allowance method of providing for losses on uncollectible loans or overvalued real estate held for sale. Specific valuation allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due. In addition to specific allowance, a general allowance is provided for future losses based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, and evaluation of current economic conditions.

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

Dividends:
It is the policy of the Company to distribute at least 95% of annual taxable income in cash and stock reinvestment dividends to the stockholders.

The Company offers a dividend reinvestment program (rollover dividend program) whereby the stockholders have the option of receiving dividends in cash or alternatively of using their dividends to purchase new shares of stock at the $5 stated value per share. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:

                                                    1997          1996
                                                  ---------    ---------

Cash dividends paid                               135,293       119,896
Dividends reinvested in stock                      51,952       130,334
Accrued dividends, March 31st                      95,763       152,872
Accrued dividends, January 1st                   (135,293)     (105,252)
Accrued fractional shares not paid                   (686)           11
                                                 ---------     ---------

     Dividends on common stock                    147,029       297,861

Dividends paid or accrued in excess of
 net income                                             -       (17,921)
                                                 ---------     ---------

     NET INCOME                                   147,029       279,940
                                                 =========     =========

Cash dividends - accrual basis                     95,077       167,527
Dividends reinvested in stock - accrual basis      51,952       130,334
Dividends accrued in excess of net income               -       (17,921)
                                                 ---------     ---------

     NET INCOME                                   147,029       279,940
                                                 =========     =========

Per share amounts:
All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each quarter.


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

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at March 31, 1997 and 1996, consists of the following:

                                                     1997           1996
                                                  ----------     ----------
First mortgage loans                              $7,751,944     $7,694,278
Second mortgage loans                                618,459        506,260
Loans secured by personal property and real estate   973,895      1,104,904
                                                  ----------     ----------
                                                  $9,344,298     $9,305,442
                                                  ==========     ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at March 31, 1997 and 1996, are as follows:
                                                     1997          1996
                                                  ----------     ----------

Commercial                                        $2,424,491     $1,478,545
Single and multiple family residential             1,998,240      2,300,602
Rural single and multiple family residential       1,507,865      1,766,680
Mobile homes                                         973,895      1,104,904
Farm/agricultural                                      9,758         79,758
Developed land                                     1,784,183      1,855,977
Undeveloped land                                     645,866        718,976
                                                  ----------     ----------
                                                  $9,344,298     $9,305,442
                                                  ==========     ==========

Real estate held for sale at March 31, 1997 and 1996, consists of the following:
                                                     1997          1996
                                                  ----------     ----------

Commercial                                        $  127,442     $  141,225
Single and multiple family residential               245,976         45,733
Rural single and multiple family residential         209,643        331,198
Mobile homes                                         107,181              -
Developed land                                       819,501        607,763
Undeveloped land                                     102,740              -
                                                  ----------     ----------
                                                  $1,612,483     $1,125,919
                                                  ==========     ==========

An analysis of the changes in the allowance for losses is as follows:

                                                     1997         1996
                                                 -----------   -----------
Balance, January 1st                             $  156,391    $  106,554

Provision charged to expense                              -        15,000
Recoveries                                                -             -
Charge off of losses on sale of real estate owned      (590)      (20,041)
                                                 -----------   -----------

Balance, March 31st                              $  155,801    $  101,513
                                                 ===========   ===========

Impairment of loans having a recorded investment of $3,392,518 and $2,186,184 at March 31, 1997 and 1996, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is a $3,598 and $-0- of specific allowance for loan losses related to these loans at March 31, 1997 and 1996, respectively. Interest income on impaired loans of $21,659 and $20,116 was recognized for cash payments received in 1997 and 1996, respectively. The average impaired loans during 1997 and 1996 was $3,185,851 and $2,522,014, respectively.

Included in the allowance for losses, there is a $124,428 and $65,076 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at March 31, 1997 and 1996, respectively.

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

                                                     1997           1996
                                                  ----------     ----------
Income before taxes on income                     $ 147,029      $ 279,940
Federal income taxes at statutory rates             (40,591)       (92,427)
                                                  ----------     ----------
Net Income                                        $ 106,438      $ 187,513
                                                  ==========     ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended March 31, 1997 and 1996. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to the Company. For the quarters ended March 31, 1997 and 1996, $41,392 and $40,479, respectively, were paid for these services in accordance with a management agreement. The amounts payable to CLS Mortgage, Inc. at March 31, 1997 and 1996, were $13,798 and $13,519, respectively. For 1997 and 1996, the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of the Company. The President and his wife own 1.05% of the common stock of the Company. The two sole stockholders directly and indirectly own 3.45% of the common stock of the Company and 100% of the stock of CLS Mortgage, Inc. at March 31, 1997.

Escrow services:
CLS Escrow provides the Company with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended March 31, 1997 and 1996, CLS Mortgage, Inc. received $98,790 and $73,075, respectively, in loan placement fees (Note 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Selected Financial Data

The selected financial data for each of the three quarters ended March 31, 1997, 1996 and 1995 has been derived from the financial statements appearing elsewhere in this report. The selected financial data should be read in conjunction with, and is qualified by, such financial statements and the notes thereto.

                                                Quarters Ended March 31,
                                      -------------------------------------
                                          1997         1996        1995
                                      -----------  -----------  -----------
Income Statement Data
 Interest income . . . . . . . . . . . $  272,121   $  342,882  $  305,551
 Loan loss provision . . . . . . . . .          -      (15,000)    (13,000)
 Net interest income . . . . . . . . .        166        4,676         570
 Non-interest expense. . . . . . . . .   (125,258)     (52,618)    (46,258)
 Net income. . . . . . . . . . . . . .    147,029      279,940     246,863

Per Share Data
 Primary earnings per weighted average
  common shares outstanding. . . . . .    $0.06        $0.13       $0.13
 Book value per common share . . . . .    $4.87        $4.93       $4.99

Balance Sheet Data
 Loans, earning. . . . . . . . . . . . $6,287,562   $7,119,258  $7,982,237
 Loans, nonearning . . . . . . . . . .  3,056,736    2,186,184     581,595
 Real estate held for sale . . . . . .  1,612,483    1,125,919     643,595
 Allowance for loan losses . . . . . .   (155,801)    (101,513)    (79,768)
 Net loans and real estate held for
  sale . . . . . . . . . . . . . . . . 10,800,980   10,329,848   9,127,523
 Total assets. . . . . . . . . . . . . 10,999,908   10,952,773   9,386,193
 Shareholders' equity. . . . . . . . . 10,885,845   10,772,637   9,222,857

Selected Ratios
 Yield on average residential loans. .   13.22%       16.41%      13.61%
 Yield on average commercial loans . .    9.52%       11.97%      16.07%
 Yield on average total assets . . . .    9.90%       12.96%      12.99%
 Return on average total assets. . . .    5.35%       10.44%      10.73%
 Return on average total shareholders'
  equity . . . . . . . . . . . . . . .    5.41%       10.59%      10.95%
 Ratio of net income to total revenues   54.00%       80.54%      80.64%

Asset Quality Ratios
 Allowance for losses to ending total
  loans and OREO . . . . . . . . . . .    1.42%        0.97%       0.87%
 Allowance for losses to non-earning
  loans. . . . . . . . . . . . . . . .    5.10%        4.64%      13.72%
 Non-earning loans to ending total
  assets . . . . . . . . . . . . . . .   27.79%       19.96%       6.19%
 Non-earning loans to total loans. . .   32.71%       23.49%       6.79%
 Non-earning loans and OREO to ending
  total assets . . . . . . . . . . . .   42.45%       30.24%      13.05%
 Net charge-offs to average loans
  and OREO . . . . . . . . . . . . . .     .01%        0.19%       0.02%

Capital Ratios
 Average shareholders' equity to
  average assets . . . . . . . . . . .   98.75%       98.54%      98.04%



Results of Operations

Overview. The level of non-earning loans increased from 23.5% for the quarter ended March 31, 1996 to 32.7% in 1997. This is a continuation of a trend which began in 1995. Nonearning loans as a percentage of total loans for the period ending March 31, 1995 was 6.8%. As a direct result of an increase of nonearning loans the return on average shareholder equity has deceased from 10.6% to 5.4% for the quarters ending March 31, 1996, and 1997. As a consequence of the continued growth in nonearning assets, net income declined to $147,029 for March 31, 1997, a reduction of $132,911 or approximately 45% from March 31, 1996.

The increase in nonearning loans in 1997 and 1996 is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust, but declined in performance as those markets softened beginning in 1995.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1997, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans in the portfolio, and thereby reduce the concentration of higher-interest loans secured by developed property which, at least historically, have contributed significantly to the decline in yield. In addition, CLS has adopted stricter, more conservative appraisal practices; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Additionally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.
CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of non-earning loans to 20% or less and to increase the annual yield to at least 10%. Although management is optimistic, no assurance can be given that these goals will be achieved during the year.


Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996.

General. The Company's net income decreased 45%, to $147,029, for the quarter ended March 31, 1997, from $279,940 for the quarter ended March 31, 1996. This decrease was primarily as a result of an increase in nonearning loans, an increase in nonearning real estate owned and higher levels of legal expenses directly associated with foreclosure and collection activities.

Return on average assets and equity were 5.4% and 5.4%, respectively, for the quarter ended March 31, 1997, as compared to 10.4% and 10.6%, respectively, for the quarter ended March 31, 1996. Total assets increased
 .4%, to $10,999,908, for the quarter ended March 31, 1997, from $10,952,773 for the quarter ended March 31, 1996. Total loans increased $38,856 during the quarter. The increase in loans resulted from an increase in funds available for the purchase of loans during the year, which funds were primarily derived from principal repayments and the issuance of common stock.

Interest Income. The Company's interest income decreased 20.6%, to $272,121, for the quarter ended March 31, 1997, from $342,882 in the prior year. The decrease in interest income was primarily attributable to a 39.8% increase in nonearning loans and a 43.2% increase in nonearning real estate owned. Additionally, interest income has decreased due to a gradual change in the composition of loans in the portfolio.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis has resulted in a gradual decline of the loan portfolio's weighted average interest rate. On March 31, 1996 the weighted average interest rate of the loan portfolio was 15.4%, as compared to the weighted average interest rate of the portfolio on March 31, 1997 of 14.9%. This decline of the weighted average interest rate of the loan portfolio has contributed to the decrease in interest income.

Total Expenses. Total expenses increased 85.2%, or $57,640 to $125,258, for the quarter ended March 31, 1997, as compared to $67,618 for the quarter ended March 31, 1996. The increase in total expenses is directly attritubale to an increase in legal expenses of $55,221 over the first quarter of 1996. Legal expenses were higher in the quarter ended March 31, 1997 due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management does not anitcipate similar legal costs on any other loan collections. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the quarter ended March 31, 1997 were $41,392, as compared to $40,479 in 1996.

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995.

General. The Company's net income increased 13.4%, to $279,940, for the quarter ended March 31, 1996, from $246,863 for the quarter ended March 31, 1995. This increase was primarily as a result of an increase in shareholders' equity. Shareholders' equity increased 16.8% for the quarter ended March 31, 1997, from $9,222,857 to $10,772,637.

Return on average assets and equity were 10.44% and 10.59%, respectively, for the quarter ended March 31, 1996, as compared to 10.73% and 10.95%, respectively, for the quarter ended March 31, 1995. Total assets increased 16.7%, to $10,952,773 for the quarter ended March 31, 1996, from $9,386,193 for the quarter ended March 31, 1995. Total loans increased $741,746 during the quarter. The increase in loans resulted from an increase in funds available for the purchase of loans during the quarter, which funds were primarily derived from reinvested dividends and sales of common stock to new investors.

Interest Income. The Company's interest income increased 12.2%, to $342,882 for the quarter ended March 31, 1996, from $305,551 in the prior year's first quarter. The increase was primarily attributable to the issuance of common stock which resulted in an increase in shareholders' equity and earning assets.

Total Expenses. Total expenses increased 14.1%, to $67,618, for the quarter ended March 31, 1996, as compared to $59,258 for the prior year's first quarter. The increase was primarily attributable to the issuance of common stock which resulted in an increase in shareholders' equity, an increase in total assets and a proportionate increase in expenses.

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

The Company's total shareholders' equity increased to $10,885,845 at March 31, 1997, from $10,772,637 at March 31, 1996. At March 31, 1997, shareholders' equity was 98.75% of total assets, compared to 98.54% at March 31, 1996. At March 31, 1997, the Company held cash of $125,564.

Effects of Inflation and Changing Prices. The primary impact of inflation on the Company's operations is increased asset yields and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Plan of Operation. The Company's plan of operation during the ensuing twelve-month period is to maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 7% to 10%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) market real estate owned, (iv) invest proceeds of real estate owned in earning assets and (v) more efficiently manage the operations of the Company and CLS.

Additionally, the Company plans to continue operating as a Real Estate Investment Trust, disbursing in excess of 95% of its taxable income to shareholders as dividends.

                                  PART II

Item 1. Legal Proceedings.

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

Item 2.  Changes In Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the first quarter of 1997.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits. The following exhibits filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.              Description

    3.1        Articles of Incorporation of the Company, as amended.
               Previously filed as Exhibit 3 to the Company's registration statement on Form SB-2, dated October 3, 1993, and incorporated by reference herein.

    3.2        Bylaws of the Company, as amended.  Previously filed as
               Exhibit 3 to the Company's registration statement on Form SB-2, dated October 3, 1993, and incorporated by reference herein.

   10.1 Copy of management agreement between CLS Mortgage, Inc. and the Company. Previously filed as Exhibit 10.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996, and incorporated by reference herein.

   27.1        Financial data schedule.  Filed herewith.

Form 8-K. No reports on Form 8-K were filed by the registrant during the first quarter of 1997.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to registration statement to be signed on this behalf by the undersigned, thereunto duly authorized.

OPPORTUNITY MANAGEMENT COMPANY, INC.


By:  /s/ H. E. Brazington
   ----------------------------------
   H. E. Brazington, its President

Dated: May 7, 1997