Form 10QSB
period 1997-06-30
OPPORTUNITY MANAGEMENT CO INC
filed 1997-08-12
CIK 912395

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended June 30, 1997
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended June 30, 1997 were $317,195. The aggregate market value of the voting stock held by non-affiliates at August 1, 1997, based on an assumed value of $5.00 per share, was $10,378,233. The number of shares of common stock outstanding at such date was 2,269,757 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

OPPORTUNITY MANAGEMENT COMPANY, INC.
QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
JUNE 30, 1997

                             TABLE OF CONTENTS

                                                                       Page
PART I

     Item 1:  Financial Statements. . . . . . . . . . . . . . . . . . . . 1

     Item 2:  Management's Discussion and Analysis of Financial
              Condition & Results of Operation. . . . . . . . . . . . . .12


PART II

     Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .15

     Item 2:  Changes in Securities . . . . . . . . . . . . . . . . . . .15

     Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . . .15

     Item 4:  Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . . . . . . .15

     Item 5:  Other Information . . . . . . . . . . . . . . . . . . . . .16

     Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .16


SIGNATURES












                                    (i)

PART I

Item 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
----------------------------------------------------------------
STATEMENTS OF CONDITION
JUNE 30, 1997 AND 1996

ASSETS

                                          1997            1996
                                       ----------------------------
  Loans receivable, earning            $ 6,016,133     $ 7,493,556
  Loans receivable, nonearning           2,727,647       2,329,298
                                       ------------    ------------
                                         8,743,780       9,822,854
  Real estate held for sale              2,193,659       1,224,458
                                       ------------    ------------
                                        10,937,439      11,047,312
  Allowance for losses                    (155,801)        (97,120)
                                       ------------    ------------
  NET LOANS AND REAL ESTATE
     (Notes 2 and 3)                    10,781,638      10,950,192

  Cash                                     234,616           7,117
  Other assets                               1,058           1,874
  Accrued interest receivable               64,563          96,669
                                       ------------    ------------
  TOTAL ASSETS                         $11,081,875     $11,055,852
                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                     $    22,866     $    16,820
  Accrued cash dividends payable to
    stockholders                           122,509         134,192
                                       ------------     -----------
  TOTAL LIABILITIES                        145,375         151,012
                                       ------------     -----------

COMMITMENTS AND CONTINGENCIES (Note 4)


STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
  shares authorized; 1997, 2,244,479
  shares; 1996, 2,213,048 shares, issued
  and outstanding                            11,141,323       10,984,167
  Undistributed income (expense)               (204,823)         (79,327)
                                            ------------     ------------
                                             10,936,500       10,904,840
                                            ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $11,081,875      $11,055,852
                                            ============     ============

                  "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                  1997           1996
                                               ----------------------------
REVENUES
  Interest income on residential loans         $   305,908  $   388,780
  Interest income on commercial loans              239,742      243,613
  Interest income on bank accounts                   3,834        7,691
  Other income                                         185        5,811
                                               ------------ ------------
     TOTAL REVENUES                                549,669      645,895
                                               ------------ ------------

EXPENSES
  Management fees - related party (Note 5)          82,990       80,977
  Amortization of organizational costs                   -        2,249
  Provision for loan and real estate
    losses (Notes 2 and 3)                               -       15,000
  Accounting and auditing expenses                  25,065       14,870
  Legal expenses (Note 5)                           92,865        8,511
  Business and occupational taxes                    4,385        4,336
  Directors' compensation                            3,400            -
  Other expense                                     37,642        4,136
                                               ------------ ------------
     TOTAL EXPENSES                                246,347      130,079
                                               ------------ ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE     303,322      515,816


Gain on sale of real estate (Note 4)                13,873            -
                                               ------------ ------------
     NET INCOME                                $   317,195  $   515,816
                                               ============ ============
Primary earnings per common share              $      0.14  $      0.23
                                               ============ ============
Weighted average shares outstanding              2,303,863    2,195,414
                                               ============ ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 1997 AND 1996

                                                   1997            1996
                                               ----------------------------
REVENUES
  Interest income on residential loans         $   146,974      $  173,886
  Interest income on commercial loans              128,324         118,839
  Interest income on bank accounts                   2,065           4,478
  Other income                                          20           1,134
                                               ------------    ------------
     TOTAL REVENUES                                277,383         298,337
                                               ------------    ------------

EXPENSES
  Management fees - related party (Note 5)          41,598          40,497
  Amortization of organizational costs                   -           1,125
  Provision for loan and real estate
    losses (Notes 2 and 3)                               -               -
  Accounting and auditing expenses                  15,149          10,451
  Legal expenses (Note 5)                           34,239           5,108
  Business and occupational taxes                    2,172           2,368
  Directors' compensation                            1,000               -
  Other expense                                     26,931           2,913
                                               ------------    ------------
     TOTAL EXPENSES                                121,089          62,462
                                               ------------    ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE     156,294         235,875

Gain on sale of real estate (Note 4)                13,873               -

     NET INCOME                                $   170,167     $   235,875
                                               ============    ============
Primary earnings per common share              $      0.07     $      0.11
                                               ============    ============
Weighted average shares outstanding              2,382,652       2,239,776
                                               ============    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 Common Stock      Undistributed  Total
                             ----------------------   Income  Stockholders'
                               Shares     Amount     (Expense)    Equity
                            ---------  -----------  ---------- -----------
Balance, December 31, 1996  2,225,547  $11,046,659  $(204,823) $10,841,836

Net Income                          -            -    317,195      317,195

Repurchase of common stock     (1,761)      (8,806)         -       (8,806)

Issuance of common stock,
 net of stock issuance
 costs (Note 5)                   633        3,168          -        3,168

Dividends reinvested in stock  20,060      100,302   (100,302)           -

Cash dividends                      -            -   (216,893)    (216,893)
                            ---------  -----------  ---------- ------------
Balance, June 30, 1997      2,244,479  $11,141,323  $(204,823) $10,936,500
                            =========  ===========  ========== ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      1997         1996
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   317,195  $   515,816
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of organizational costs                     -        2,249
   Provision for loan and real estate losses                -       15,000
   Amortization of discounts on loans                 (14,206)      (5,759)
   Gain on sale of real estate                        (13,873)           -
   (Increase) decrease in:
     Accrued interest receivable                       18,469      (12,564)
     Other assets                                         801            -
   Increase (decrease) in:
     Accrued expenses                                  (3,102)     (10,148)
                                                   -----------  -----------
  CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         305,284      504,594
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                           (2,238,952)  (1,997,410)
  Principal reductions and maturities of loans      2,122,414    1,398,687
  Proceeds from sale of real estate owned             119,124        4,978
  Advances of costs associated with improvements
    of other real estate                              (54,405)     (37,449)
                                                   -----------  -----------
  CASH FLOWS USED IN INVESTING ACTIVITIES             (51,819)    (631,194)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                          3,168      316,505
  Repurchase of common stock                           (8,806)           -
  Cash dividends paid to stockholders                (230,363)    (272,768)
                                                   -----------  -----------
  CASH FLOWS PROVIDED (USED) BY
    FINANCING ACTIVITIES                             (236,001)      43,737
                                                   -----------  -----------
  INCREASE (DECREASE) IN CASH                          17,464      (82,863)

Cash, January 1st                                  $  217,152    $  89,980
                                                   -----------  -----------
Cash, June 30th                                    $  234,616    $   7,117
                                                  ============  ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                  1997             1996
                                               ----------------------------

SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                    $   100,302    $   233,768
                                               ------------   ------------

Acquisition of real estate in settlement
  of loans                                     $ 1,082,768              -
                                               ------------   ------------

Charge offs against the allowance              $       590    $    24,291
                                               ------------   ------------

New contracts made in connection with
  sales of real estate                         $    43,940    $    85,490
                                               ------------   ------------


                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
---------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

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

The Company offers a dividend reinvestment program (rollover dividend program) whereby the stockholders have the option of receiving dividends in cash or alternatively of using their dividends to purchase new shares of stock at the $5 stated value per share. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:

                                                    1997       1996
                                                 -------------------------


Cash dividends paid                               230,363     272,768
Dividends reinvested in stock                     100,302     233,768
Accrued dividends, June 30th                      122,509     134,192
Accrued dividends, January 1st                   (135,293)   (105,252)
Accrued fractional shares not paid                   (686)     (1,739)
                                                 ---------   ---------

     Dividends on common stock                    317,195     533,737

Dividends paid or accrued in excess
  of net income                                         -     (17,921)
                                                 ---------   ---------

     NET INCOME                                   317,195     515,816
                                                 =========   =========

Cash dividends - accrual basis                    216,893     299,969
Dividends reinvested in stock - accrual basis     100,302     233,768
Dividends accrued in excess of net income               -     (17,921)
                                                 ---------   ---------

     NET INCOME                                   317,195     515,816
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

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at June 30, 1997 and 1996, consists of the following:

                                                     1997         1996
                                                  ----------   ----------
First mortgage loans                              $7,191,484   $8,198,833
Second mortgage loans                                557,035      401,263
Loans secured by personal property and real estate   995,261    1,222,758
                                                  ----------   ----------
                                                  $8,743,780   $9,822,854
                                                  ==========   ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at June 30, 1997 and 1996, are as follows:

                                                     1997         1996
                                                  ----------   ----------
Commercial                                        $2,242,882   $1,916,638
Single and multiple family residential             2,195,047    2,372,955
Rural single and multiple family residential       1,368,027    1,847,949
Mobile homes                                         995,261    1,222,758
Farm/agricultural                                          0       79,692
Developed land                                     1,305,490    1,784,247
Undeveloped land                                     637,073      598,615
                                                  ----------   ----------
                                                  $8,743,780   $9,822,854
                                                  ==========   ==========

Real estate held for sale at June 30, 1997 and 1996, consists of the following:

                                                     1997         1996
                                                  ----------   ----------
Commercial                                        $  231,809   $  142,695
Single and multiple family residential               326,079            -
Rural single and multiple family residential         422,612      346,259
Mobile homes                                         111,806            -
Farm/agricultural                                      9,776            -
Developed land                                       988,837      735,504
Undeveloped land                                     102,740            -
                                                  ----------   ----------
                                                  $2,193,659   $1,224,458
                                                  ==========   ==========

An analysis of the changes in the allowance for losses is as follows:

                                                     1997         1996
                                                  ----------   ----------

Balance, January 1st                              $  156,391   $  106,554

Provision charged to expense                               -       15,000
Recoveries                                                 -          204
Charge off of losses on sale of real estate owned       (590)     (24,638)
                                                  -----------  -----------
Balance, June 30th                                $  155,801   $   97,120
                                                  ===========  ===========

Impairment of loans having a recorded investment of $3,137,430 and $2,329,298 at June 30, 1997 and 1996, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at June 30, 1997 and 1996, respectively. Interest income on impaired loans of $78,808 and $64,544 was recognized for cash payments received in 1997 and 1996, respectively. The average impaired loans during 1997 and 1996 was $3,303,869 and $2,593,571, respectively.

Included in the allowance for losses, there is a $131,277 and $100,463 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at June 30, 1997 and 1996, respectively.

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

                                                     1997         1996
                                                  ----------   ----------
Income before taxes on income                     $ 317,195    $ 515,816
Federal income taxes at statutory rates            (106,956)    (175,377)
                                                  ----------   ----------
Net Income                                        $ 210,239    $ 340,349
                                                  ==========   ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended June 30, 1997 and 1996. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to the Company. For the quarters ended June 30, 1997 and 1996, $82,990 and $80,977, respectively, were paid for these services in accordance with a management agreement. The amounts payable to CLS Mortgage, Inc. at June 30, 1997 and 1996, were $13,866 and $13,601, respectively. For 1997 and 1996, the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President is also the President of CLS Mortgage, Inc. and Chairman of the Board of Directors of the Company. The President and his wife own 1.07% of the common stock of the Company. The two sole stockholders directly and indirectly own 3.48% of the common stock of the Company and 100% of the stock of CLS Mortgage, Inc. at June 30, 1997.

Escrow services:
CLS Escrow provides the Company with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended June 30, 1997 and 1996, CLS Mortgage, Inc. received $162,660 and $215,784, respectively, in loan placement fees (Note 1).

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Overview. The ratio of non-earning loans and OREO to total ending assets increased from 32.1% at June 30, 1996 to 44.4% in 1997. This is a continuation of a trend which began in 1995. Nonearning loans as a percentage of ending total assets increased from 21.1% at June 30, 1996 to 24.6% at June 30, 1997. Additionally, OREO as a percentage of ending total assets increased from 11.1% at June 30, 1996 to 19.8% at June 30, 1997. As a direct result of this increase of nonearning loans and OREO the return on average shareholder equity has deceased from 9.7% to 5.8% at June 30, 1996, and 1997. Furthermore, as a consequence of the continued growth in nonearning assets and OREO, net income declined to $317,195 for June 30, 1997, a reduction of $198,621 or approximately 40% from June 30, 1996.

The increase in nonearning loans in 1997 and 1996 is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, Opportunity Management Company, Inc. has foreclosed on several land developments and much of the nonearning loan portfolio is secured by developed and undeveloped land.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1997, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans and commercial property loans in the portfolio, and thereby reduce the concentration of loans secured by developed and undeveloped property. Management expects loans secured by residential and commercial property to result in fewer nonearning loans and OREOs. Historically loans secured by developed and undeveloped land have contributed significantly to increased OREOs and nonearning loans, resulting in the decline in yields. In addition, CLS has adopted a stricter, more conservative appraisal review practice; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Additionally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of nonearning loans to 20% or less of total assets and to increase the annual yield to 10% or more. No assurance can be given that these goals will be achieved timely.

Six Month Period Ended June 30, 1997 Compared to the Six Month Period Ended June 30, 1996.

General. The Company's net income decreased 39%, to $317,195, for the six month period ended June 30, 1997, from $515,816 for the six month period ended June 30, 1996. This decrease was primarily a result of an increase in nonearning loans, an increase in nonearning real estate owned and higher levels of legal expenses directly associated with foreclosure and collection activities.

Return on average assets and equity were 5.7% and 5.8%, respectively, at June 30, 1997, as compared to 9.6% and 9.7%, respectively, at June 30, 1996. Total assets increased .2%, to $11,081,875, at June 30, 1997, from $11,055,852 at June 30, 1996. Total loans decreased $1,079,074 during the year. Real estate owned increased $969,201 for the year.

Interest Income. The Company's interest income decreased 14.2%, to $549,484, for the six month period ended June 30, 1997, from $640,084 in the prior year. The decrease in interest income was primarily attributable to a 17.1% increase in nonearning loans and a 79.2% increase in nonearning real estate owned. Additionally, interest income has decreased due to a gradual decline in interest rates of loans in the portfolio.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis has resulted in a gradual decline of the loan portfolio's weighted average interest rate. On June 30, 1996 the weighted average interest rate of the loan portfolio was 15.3%, as compared to the weighted average interest rate of the portfolio on June 30, 1997 of 14.7%. This decline of the weighted average interest rate of the loan portfolio has contributed to the decrease in interest income.

Total Expenses. Total expenses increased 89.4%, to $246,347, for the six month period ended June 30, 1997, as compared to $130,079 for the six month period ended June 30, 1996. This was an increase of $116,268. The increase in total expenses is directly attributable to an increase in legal expenses of $84,354. Legal expenses were higher due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management expects legal expenses to decrease significantly in future quarters. Other expenses, primarily expenses relating to nonearning loans and OREO's increased $33,506. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the six month period ended June 30, 1997 were $82,990, as compared to $80,977 in 1996.

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996.

General. The Company's net income decreased 28%, to $170,167, for the quarter ended June 30, 1997, from $235,875 for the quarter ended June 30, 1996. This decrease was primarily a result of an increase in nonearning loans, an increase in nonearning real estate owned and higher levels of legal expenses directly associated with foreclosure and collection activities.

Interest Income. The Company's interest income decreased 6.7%, to $277,363, for the quarter ended June 30, 1997, from $297,203 in the prior year. The decrease in interest income was primarily attributable to a 17.1% increase in nonearning loans and a 79.2% increase in nonearning real estate owned. Additionally, interest income has decreased due to a gradual decline in interest rates of loans in the portfolio.

Total Expenses. Total expenses increased 93.9%, to $121,089, for the quarter ended June 30, 1997, as compared to $62,462 for the quarter ended June 30, 1996. This was an increase of $58,627. The increase in total expenses is directly attributable to an increase in legal expenses of $29,131. Legal expenses were higher due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management expects legal expenses to decrease significantly in future quarters. Other expenses, primarily expenses relating to nonearning loans and OREO's increased $24,018. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the quarter ended June 30, 1997 were $41,598, as compared to $40,497 in 1996.

Liquidity and Capital Resources.

Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow or issue additional securities. Management believes the cash flow from interest income is sufficient to service debt. Management has no plans to borrow capital in the foreseeable future.

The Company's total shareholders' equity increased to $10,936,500 at June 30, 1997, from $10,904,840 at June 30, 1996. At June 30, 1997, shareholders' equity was 98.61% of total assets, compared to 98.69% at June 30, 1996. At June 30, 1997, the Company held cash of $234,616.

Effects of Inflation and Changing Prices. Increased inflation would most likely result in increased interest rates in the market and increased operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a significant impact on a financial institution's performance. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Management expects inflation to be 2% to 4% in the foreseeable future. Additionally, management expects interest rates to fluctuate less than 2% in the foreseeable future. If interest rates and inflation remain stable as predicted by management, inflation and changing prices will not have a big effect upon the company.

Plan of Operation. The Company's plan of operation during the ensuing twelve-month period is to maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 6% to 10%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) market real estate owned, (iv) invest proceeds of real estate owned in earning assets and (v) more efficiently manage the operations of the Company and CLS.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders was held on Wednesday, May 28, 1997 in Spokane, Washington. Matters 1 and 2 below were submitted to a vote of the shareholders as of the record date. The "record date" being the close of business on March 31, 1997. These matters required the affirmative vote of a majority of the shares present at the annual meeting, in person or by proxy, and were all approved.


     1.  Election of Directors:

     Nominee                      For            Against         Abstain
     -------                      ---            -------         -------
     H. E. Brazington           758,690          11,311          10,375
     Stanley E. Brazington      758,690          11,311          10,375
     Robert C. Brown            758,690          11,311          10,375
     Dr. Vaughn Ransom          758,690          11,311          10,375
     Vern W. Haworth            758,690          11,311          10,375
     Douglas M. O'Coyne         758,690          11,311          10,375
     Elden Sorensen             758,690          11,311          10,375
     Dr. David W. Hanson        758,690          11,311          10,375
     C. Patrick Craigen         758,690          11,311          10,375



   2.  Ratification of Independent Auditor

   Approval of the firm of McFarland & Alton, P.S. as independent auditor for the Company.

                                For            Against           Abstain
                                ---            -------           -------

                             777,304            2,000             1,072

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits. The following exhibits filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.    Description
-----------    -----------

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

OPPORTUNITY MANAGEMENT COMPANY, INC.


By:  /s/ H. E. Brazington
     ---------------------------------
     H. E. Brazington, its President

Dated: August 12, 1997