Form 10QSB
period 1997-09-30
OPPORTUNITY MANAGEMENT CO INC
filed 1997-11-13
CIK 912395

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended September 30, 1997
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ____________ to ____________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended September 30, 1997 were $493,025. The aggregate market value of the voting stock held by non-affiliates at November 1, 1997, based on an assumed value of $5.00 per share, was $10,378,233. The number of shares of common stock outstanding at such date was 2,269,757 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                     OPPORTUNITY MANAGEMENT COMPANY, INC.
             QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1997

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

     Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . .15

     Item 4:  Submission of Matters to a Vote of Security Holders . . .15

     Item 5:  Other Information . . . . . . . . . . . . . . . . . . . .16

     Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .16


SIGNATURES
















                                      (i)

                                    PART I

Item 1. FINANCIAL STATEMENTS

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________

STATEMENTS OF CONDITION
SEPTEMBER 30, 1997 AND 1996

ASSETS

                                                1997          1996
                                           ---------------------------
  Loans receivable, earning                $ 6,358,455    $ 6,236,262
  Loans receivable, nonearning               2,430,891      3,391,703
                                           ------------   ------------
                                             8,789,346      9,627,965
  Real estate held for sale                  1,956,557      1,161,633
                                           ------------   ------------
                                            10,745,903     10,789,598
  Allowance for losses                        (154,556)       (98,603)
                                           ------------   ------------
  NET LOANS AND REAL ESTATE (Notes 2 and 3) 10,591,347     10,690,995

  Cash                                         482,053        355,492
  Other assets                                   2,002            750
  Accrued interest receivable                   65,508         75,421
                                           ------------   ------------
  TOTAL ASSETS                             $11,140,910    $11,122,658
                                           ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                         $    27,435    $    21,454
  Accrued cash dividends payable to
    stockholders                               176,850        113,428
                                           ------------   ------------
  TOTAL LIABILITIES                            204,285        134,882
                                           ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 4)


STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
  shares authorized; 1997, 2,244,504
  shares; 1996, 2,229,635 shares, issued
  and outstanding                           11,141,446     11,067,103
  Undistributed income (expense)              (204,821)       (79,327)
                                           ------------   ------------
                                            10,936,625     10,987,776
                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,140,910    $11,122,658
                                           ============   ============

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 1997           1996
                                             -------------------------
REVENUES
  Interest income on residential loans       $   460,259   $   523,358
  Interest income on commercial loans            363,827       384,156
  Interest income on bank accounts                 6,556         9,108
  Other income                                     4,693         6,927
                                             -----------   -----------
     TOTAL REVENUES                              835,335       923,549
                                             -----------   -----------

EXPENSES
  Management fees - related party (Note 5)       124,771       122,168
  Amortization of organizational costs                 -         3,374
  Provision for loan and real estate
    losses (Notes 2 and 3)                        35,000        35,000
  Accounting and auditing expenses                30,533        22,481
  Legal expenses (Note 5)                        112,946        27,964
  Business and occupational taxes                  6,421         6,530
  Directors' compensation                          4,400             -
  Other expense                                   48,991         6,535
                                             -----------   -----------
     TOTAL EXPENSES                              363,062       224,052
                                             -----------   -----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE   472,273       699,497

Gain on sale of real estate (Note 4)              20,752        11,486
                                             -----------   -----------
     NET INCOME                              $   493,025   $   710,983
                                             ===========   ===========
Primary earnings per common share            $      0.22   $      0.32
                                             ===========   ===========
Weighted average shares outstanding            2,242,752     2,225,870
                                             ===========   ===========


                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

                                                  1997         1996
                                              ------------------------
REVENUES
  Interest income on residential loans        $   154,351  $   134,577
  Interest income on commercial loans             124,085      140,543
  Interest income on bank accounts                  2,722        1,416
  Other income                                      4,507        1,117
                                              ------------------------
     TOTAL REVENUES                               285,665      277,653
                                              ------------------------

EXPENSES
  Management fees - related party (Note 5)         41,780       41,191
  Amortization of organizational costs                  -        1,125
  Provision for loan and real estate
    losses (Notes 2 and 3)                         35,000       20,000
  Accounting and auditing expenses                  5,468        7,611
  Legal expenses (Note 5)                          20,081       19,453
  Business and occupational taxes                   2,036        2,194
  Directors' compensation                           1,000            -
  Other expense                                    11,349        2,399
                                              ------------------------
     TOTAL EXPENSES                               116,714       93,973
                                              ------------------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE    168,951      183,680

Gain on sale of real estate (Note 4)                6,879       11,486
                                              ------------------------
     NET INCOME                               $   175,830  $   195,166
                                              ===========  ===========
Primary earnings per common share             $      0.08  $      0.08
                                              ===========  ===========
Weighted average shares outstanding             2,268,900    2,334,229
                                              ===========  ===========


                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               Common Stock     Undistributed   Total
                            ---------------------   Income  Stockholders'
                             Shares     Amount    (Expense)    Equity
                            --------- ----------- ---------- -----------
Balance, December 31, 1996  2,225,547 $11,046,659 $(204,821) $10,841,838

Net Income                          -           -   493,025      493,025

Repurchase of common stock     (1,761)     (8,806)        -       (8,806)

Issuance of common stock          658       3,291         -        3,291

Dividends reinvested in stock  20,060     100,302  (100,302)           -

Cash dividends                      -           -  (392,723)    (392,723)
                            --------- ----------- ---------- ------------
Balance, September, 1997    2,244,504 $11,141,446 $(204,821) $10,936,625
                            ========= =========== ========== ============

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                   1997         1996
                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   493,025  $   710,983
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of organizational costs                 -        3,374
   Provision for loan and real estate losse        35,000       35,000
   Amortization of discounts on loans             (14,946)      (6,815)
   Gain on sale of real estate                    (20,752)     (11,486)
   (Increase) decrease in:
     Accrued interest receivable                   17,524        8,684
     Other assets                                    (143)           -
   Increase (decrease) in:
     Accrued expenses                               1,459       (5,514)
                                              ------------ ------------
  CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     511,167      734,226
                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                       (3,531,601)  (3,810,428)
  Principal reductions and maturities of loans  3,428,814    3,414,724
  Proceeds from sale of real estate owned         279,280      118,012
  Advances of costs associated with
    improvements of other real estate             (65,401)    (101,769)
                                              ------------ ------------
  CASH FLOWS USED IN INVESTING ACTIVITIES         111,092     (379,461)
                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                      3,291      316,724
  Repurchase of common stock                       (8,806)           -
  Cash dividends paid to stockholders            (351,843)    (405,977)
                                              ------------ ------------
  CASH FLOWS PROVIDED (USED) BY
    FINANCING ACTIVITIES                         (357,358)     (89,253)
                                              ------------ ------------
  INCREASE (DECREASE) IN CASH                     264,901      265,512

Cash, January 1st                             $   217,152   $   89,980
                                              ------------ ------------
Cash, September 30th                          $   482,053   $  355,492
                                              ============ ============

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 1997          1996
                                             -------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                  $   100,302   $   316,485
                                             -----------   -----------

Acquisition of real estate in settlement
  of loans                                   $ 1,139,618             -
                                             -----------   -----------

Charge offs against the allowance            $    36,932   $    43,431
                                             -----------   -----------

New contracts made in connection with
  sales of real estate                       $   152,390   $   109,390
                                             -----------   -----------

                    "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                      OPPORTUNITY MANAGEMENT COMPANY, INC.
                             PREPARED BY MANAGEMENT
______________________________________________________________________
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Formation of the Company:
Opportunity Management Company, Inc. was incorporated in the state of Washington on October 12, 1988, and is engaged in the business of making loans secured by interests in real property. Since inception, it has elected to be treated for federal income tax purposes as a real estate investment trust, or REIT.

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

Loan placement fees:
The Company purchases loans from CLS Mortgage, Inc. for its loan portfolio. The loan principal outstanding includes a loan placement fee to CLS Mortgage, Inc. which was paid by the borrower and financed in the loan balance. These fees are accounted for as revenue by CLS Mortgage, Inc. when the loan is sold to the Company. No income or expense related to these fees is recorded by the Company. (Note 5).

Dividends:
It is the policy of the Company to distribute at least 95% of annual taxable income in cash and stock reinvestment dividends to the stockholders.

The Company formerly offered a dividend reinvestment or rollover program that gave the stockholders the ability to reinvest their cash dividends in additional shares of the Company's common stock at the stated par value of $5 per share. In July of 1997, the Company voluntarily withdrew a Securities Act registration statement in effect with respect to these newly issuable shares, effectively ending the program. The Company is currently considering adopting an open market purchase program having many of the same objectives as the rollover program. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:

                                                     1997           1996
                                                  ----------      ---------
Cash dividends paid                                 351,843        405,977
Dividends reinvested in stock                       100,302        316,485
Accrued dividends, September 30th                   176,850        113,428
Accrued dividends, January 1st                     (135,293)      (105,252)
Accrued fractional shares not paid                     (677)        (1,734)

     Dividends on common stock                      493,025        728,904

Dividends paid or accrued in excess
  of net income                                           -        (17,921)

     NET INCOME                                     493,025        710,983
                                                   =========      =========
Cash dividends - accrual basis                      392,723        412,419
Dividends reinvested in stock - accrual basis       100,302        316,485
Dividends accrued in excess of net income                 -        (17,921)
                                                   ---------      ---------
     NET INCOME                                     493,025        710,983
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

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at September 30, 1997 and 1996, consists of the following:

                                                      1997          1996
                                                  ----------     ----------
First mortgage loans                              $7,490,207     $8,146,741
Second mortgage loans                                382,845        432,629
Loans secured by personal property and real estate   916,294      1,048,595
                                                  ----------     ----------
                                                  $8,789,346     $9,627,965
                                                  ==========     ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at September 30, 1997 and 1996, are as follows:

                                                     1997           1996
                                                  ----------     ----------
Commercial                                        $2,038,479     $1,781,770
Single and multiple family residential             2,177,945      2,492,755
Rural single and multiple family residential       1,505,942      1,840,659
Mobile homes                                         916,294      1,052,560
Farm/agricultural                                     60,000          9,758
Developed land                                     1,348,588      1,866,363
Undeveloped land                                     742,098        584,100
                                                  ----------     ----------
                                                  $8,789,346     $9,627,965
                                                  ==========     ==========

Real estate held for sale at September 30, 1997 and 1996, consists of the following:

                                                     1997           1996
                                                  ----------     ----------
Commercial                                        $  231,809     $  142,695
Single and multiple family residential               145,252              -
Rural single and multiple family residential         442,306        216,183
Mobile homes                                         112,306         43,070
Farm/agricultural                                      9,776              -
Developed land                                       912,369        759,685
Undeveloped land                                     102,739              -
                                                  ----------     ----------
                                                  $1,956,557     $1,161,633
                                                  ==========     ==========

An analysis of the changes in the allowance for losses is as follows:

                                                     1997           1996
                                                  ----------     ---------
Balance, January 1st                              $ 156,391      $ 106,554

Provision charged to expense                         35,000         35,000
Recoveries                                               97            480
Charge off of losses on sale of real estate owned   (36,932)       (43,431)
                                                  ----------     ----------
Balance, September 30th                           $  154,556     $   98,603
                                                  ==========     ==========

Impairment of loans having a recorded investment of $2,430,891 and $3,391,703 at September 30, 1997 and 1996, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at September 30, 1997 and 1996, respectively. Interest income on impaired loans of $110,432 and $158,787 was recognized for cash payments received in 1997 and 1996, respectively. The average impaired loans during 1997 and 1996 was $3,316,616 and $2,746,786, respectively.

Included in the allowance for losses, there is a $151,980 and $83,966 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at September 30, 1997 and 1996, respectively.

Note 4.  Income Taxes

Management is of the opinion the Company continues to qualify as a Real Estate Investment Trust or REIT under applicable provisions of the Internal Revenue Code. The Company is allowed to deduct the dividends paid to its stockholders as an expense and in effect not pay federal income taxes. In the event the Company does not qualify, the Company would owe federal income taxes as estimated below.

                                                    1997          1996
                                                  ----------     ----------
Income before taxes on income                     $ 493,025      $ 710,983
Federal income taxes at statutory rates            (167,629)      (241,734)
                                                  ----------     ----------
Net Income                                        $ 325,396      $ 469,249
                                                  ==========     ==========


The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended September 30, 1997 and 1996. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to the Company. For the quarters ended September 30, 1997 and 1996, $124,771 and $122,168, respectively, were paid for these services in accordance with a management agreement. The amounts payable to CLS Mortgage, Inc. at September 30, 1997 and 1996, were $13,927 and $13,730, respectively. For 1997 and 1996, the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President and Chairman of the Company is also the President of CLS Mortgage, Inc. The President and his wife own 1.07% of the common stock of the Company. The two sole stockholders directly and indirectly own 3.48% of the common stock of the Company and 100% of the stock of CLS Mortgage, Inc. at September 30, 1997.

Escrow services:
CLS Escrow provides the Company with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended September 30, 1997 and 1996, CLS Mortgage, Inc. received $282,363 and $269,191, respectively, in loan placement fees (Note 1).

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Overview. The ratio of non-earning loans and OREO to total ending assets decreased slightly from 40.9% at September 30, 1996 to 39.4% in 1997. Total nonearning assets, although still at high levels, have not increased
during 1997.   Nonearning loans as a percentage of ending total assets
decreased from 30.5% at September 30, 1996 to 21.8% at September 30, 1997. However, OREO as a percentage of ending total assets increased from 10.4% at September 30, 1996 to 17.6% at September 30, 1997. These fluctuations are primarily due to the acquisition of real estate in settlement of nonearning loans during 1997 of approximately $1.1 million. Management foreclosed on several nonearning loans during 1997 and are now pursuing sales of these OREO's. Management's ultimate goal is to reduce the total of nonearning assets so that the Company can achieve the desired earnings and dividends to shareholders. The impact of the high level of nonearning assets decreased net income to $493,025 for the nine month period ended September 30, 1997 from $710,983 for September 30, 1996.

The high level of nonearning loans and OREOs in 1997 and 1996 is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, the Company has foreclosed on several land developments and much of the nonearning loan portfolio is secured by developed and undeveloped land.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1997, and as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans and commercial property loans in the portfolio, and thereby reduce the concentration of loans secured by developed and undeveloped property. Management expects loans secured by residential and commercial property to result in fewer nonearning loans and OREOs. Historically loans secured by developed and undeveloped land have contributed significantly to increased OREOs and nonearning loans, resulting in the decline in yields. In addition, CLS has adopted a stricter, more conservative appraisal review practice; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Additionally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of nonearning loans to 20% or less of total assets and to increase the annual yield to 10% or more. No assurance can be given that these goals will be achieved timely.

Expenses of the Company increased during 1997. The increase of approximately $85,000 in legal expenses is attributable to several factors. The Company incurred significant collection expenses related to its nonearning loans, incurred additional legal costs due to a high level of foreclosure activity during 1997 and due to legal proceedings for one non-performing loan. The increased operating expenses, as well as the loss of interest revenue due to higher nonearning assets, resulted in a decrease in average shareholder equity.

Nine Month Period Ended September 30, 1997 Compared to the Nine Month Period Ended September 30, 1996.

General. The Company's net income decreased 30.7%, to $493,025, for the nine month period ended September 30, 1997, from $710,983 for the nine month period ended September 30, 1996. Return on average assets and equity were 4.5% and 4.5%, respectively, at September 30, 1997, as compared to 6.6% and 6.7%, respectively, at September 30, 1996. Total assets increased
 .2%, to $11,140,910, at September 30, 1997, from $11,122,658 at September
30, 1996. Total loans decreased $838,619 during the year. Real estate owned increased $794,924 for the year. These trends reflect significant foreclosure activity during 1997 and the impact on earnings of having approximately $4.4 million of nonearning assets.

Interest Income. The Company's interest income decreased 9.4%, to $830,642, for the nine month period ended September 30, 1997, from $916,622 in the prior year. The decrease in interest income was primarily attributable to a 68.4% increase in nonearning real estate owned. Additionally, interest income has decreased due to a gradual decline in interest rates of loans in the portfolio.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis has resulted in a gradual decline of the loan portfolio's weighted average interest rate. On September 30, 1996 the weighted average interest rate of the loan portfolio was 15.2%, as compared to the weighted average interest rate of the portfolio on September 30, 1997 of 15.0%. This decline of the weighted average interest rate of the loan portfolio has contributed to the decrease in interest income.

Total Expenses. Total expenses increased 62.0%, to $363,062, for the nine month period ended September 30, 1997, as compared to $224,052 for the nine month period ended September 30, 1996. This was an increase of $139,010. The increase in total expenses is directly attributable to an increase in legal expenses of $112,446. Legal expenses were higher due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management expects legal expenses to decrease significantly in future quarters. Other expenses, primarily expenses relating to nonearning loans and OREO's increased $48,991. The

Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the nine month period ended September 30, 1997 were $124,771, as compared to $122,168 in 1996.

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996.

General. The Company's net income decreased 9.9%, to $175,830, for the quarter ended September 30, 1997, from $195,166 for the quarter ended September 30, 1996. This decrease was primarily a result of an increase in the provision for loan and real estate losses and an increase in other expenses directly associated with foreclosure, collection and OREO expenses.

Interest Income. The Company's interest income increased 1.7%, to $281,158, for the quarter ended September 30, 1997, from $276,336 in the prior year.

Total Expenses. Total expenses increased 24.2%, to $116,714, for the quarter ended September 30, 1997, as compared to $93,973 for the quarter ended September 30, 1996. This was an increase of $22,741. The increase in total expenses is directly attributable to an increase in provision for loan and real estate losses and an increase in other expenses. The provision for loan and real estate losses increased $15,000. Other expenses, primarily expenses relating to nonearning loans and OREO's increased $8,950. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the quarter ended September 30, 1997 were $41,780, as compared to $41,191 in 1996.

Liquidity and Capital Resources.

Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow. Management believes the cash flow from interest income is sufficient to service debt. Management has no plans to borrow capital in the foreseeable future.

The Company's total shareholders' equity decreased to $10,936,625 at September 30, 1997, from $10,987,776 at September 30, 1996. At
September 30, 1997, shareholders' equity was 98.35% of total assets, compared to 98.72% at September 30, 1996. At September 30, 1997, the Company held cash of $482,053.

Effects of Inflation and Changing Prices. Increased inflation would most likely result in increased interest rates in the market and increased operating overhead. Unlike most industrial companies, most of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a significant impact on a financial institution's performance. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Management expects inflation to be 2% to 4% in the foreseeable future. Additionally, management expects interest rates to fluctuate less than 2% in the foreseeable future. If interest rates and inflation remain stable as predicted by management, inflation and changing prices will not have a big effect upon the company.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the third quarter of 1997.

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

Form 8-K. No reports on Form 8-K were filed by the registrant during the third quarter of 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to registration statement to be signed on this behalf by the undersigned, thereunto duly authorized.

OPPORTUNITY MANAGEMENT COMPANY, INC.


By:  /s/ H. E. Brazington
     -----------------------------------
     H. E. Brazington, its President

Dated: November 11, 1997