Form 10KSB
period 1997-12-31
OPPORTUNITY MANAGEMENT CO INC
filed 1998-03-27
CIK 912395

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1997
                                      OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,116,078. The aggregate market value of the voting stock held by non-affiliates at March 1, 1998, based on an assumed value of $5.00 per share, was $10,226,497. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                    OPPORTUNITY MANAGEMENT COMPANY, INC.
             ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR
                        ENDED DECEMBER 31, 1997

                           TABLE OF CONTENTS

SAFE HARBOR STATEMENT
                                                                          Page
PART I

      Item 1:  Description of Business . . . . . . . . . . . . . . . . . . . 1

      Item 2:  Description of Property . . . . . . . . . . . . . . . . . . .10

      Item 3:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .10

      Item 4:  Submission of Matters to a Vote of Security Holders . . . . .11


PART II

      Item 5:  Market for Common Equity and Related Stockholder Matters. . .12

      Item 6:  Management's Discussion and Analysis or Plan of Operation . .13

      Item 7:  Financial Statements. . . . . . . . . . . . . . . . . . . . .18

      Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . .19


PART III

      Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. .20

      Item 10: Executive Compensation. . . . . . . . . . . . . . . . . . . .22

      Item 11: Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . .22

      Item 12: Certain Relationships and Related Transactions. . . . . . . .23

      Item 13: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .24

SIGNATURES





                                      (i)

                             Safe Harbor Statement

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the likelihood that the Company could experience continued high loan default rates, which would have the effect of further reducing portfolio yields and amounts distributable to the Company's shareholders in the form of dividends; continued reliance on CLS Mortgage, Inc. ("CLS") for loans and the provision of management and related services, for which the Company will pay fees and costs possibly in excess of amounts it would otherwise pay or incur for similar services provided by a nonaffiliated entity or entities; the concentration of loans in Eastern Washington and Northern Idaho, and the possible widespread decrease in the value of the real property securing such loans as the result of adverse changes in the economy of the region; the effect of interest rates on loan yields generally; losses occasioned by damage or destruction to the property securing the Company's loans; liabilities associated with violations of state usury laws and other laws and regulations of jurisdictions in which the Company does business; and other factors that may affect future results, as described below.

The Company purchases high-risk loans made by CLS to borrowers who typically do not qualify for financing from conventional lending sources. Virtually all of these loans are secured by liens on real property having appraised or tax assessed values substantially in excess of the loan amounts. In determining whether to purchase a loan, the Company is primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. High rates of delinquency are typical in a loan portfolio of this composition and such rates can be expected to continue in the future. The Company anticipates that, at any given time, 20% to 30% or even more of the loans in the portfolio will be delinquent by at least 90 days and will be determined to be non-earning loans. (For the year ended December 31, 1997, for example, approximately 21% of the Company's portfolio was comprised of non-earning loans.) The Company also anticipates that, at any given time, it will hold properties obtained through foreclosure or by other means for resale, and that it will incur substantial costs in holding these properties and readying them for resale. (For the year ended December 31, 1997, for example, the book value of properties held for sale was $2,208,231.) Other real estate owned ("OREO"), non-earning loans and costs have reduced the amount of dividends payable to the Company's shareholders and will reduce the amount of future dividends if the Company is unable to take corrective measures to improve the quality of its loan portfolio.

The Company presently acquires substantially all of its loans from CLS, which is affiliated with the Company; most of these loans are in turn serviced by CLS Escrow, Inc. ("CLS Escrow"), which is affiliated with CLS and the Company. CLS also provides the Company with management and related administrative, accounting, computer and other services necessary to the Company's operations. The Company pays significant fees and costs to CLS and CLS Escrow for these

                                     (ii)
loans and services. These fees and costs are not the result of arms-length negotiation between the Company, on the one hand, and CLS and CLS Escrow, on the other hand, and possibly exceed amounts the Company would otherwise pay or incur were the same or similar services provided by nonaffiliated entities. Other conflicts of interest are inherent in the manner in which loans purchased by the Company are selected.

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

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio, the sale proceeds of OREO and, to a lesser extent, from reinvested dividends paid to the Company's
shareholders.   The Company has not funded its operations from borrowings and as a result has not incurred interest rate risks commensurate with those of conventional lending institutions. This could change, however, in the event the Company borrows funds for operations. The Company has no present plans to borrow money and probably will not undertake to borrow money until efforts to improve the quality and yield of its loan portfolio have been successfully undertaken. Pending such improvement, and in the absence of additional funding from other sources such as the sale of additional shares of common stock, the size of the Company's loan portfolio can be expected to remain fairly constant.

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



                                     (iii)

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

The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"), meaning that it is allowed to deduct the dividends paid to its shareholders as an expense and, in effect, is not obligated to pay federal income taxes. Dividends that are distributed to the shareholders are considered ordinary income to such shareholders for federal income tax purposes, however gains on the sale of real property acquired through foreclosure, are treated as capital gains. The Company must continue to meet certain conditions on an annual basis in order to retain its tax status as a REIT.

Since its inception, the Company has acquired substantially all of its loans from CLS Mortgage, Inc. ("CLS"), which is affiliated with the Company. CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1997, 1996 and 1995, approximately 80%, 80% and 60%, respectively, of loans originated by CLS were conforming loans meeting institutional underwriting guidelines. Virtually all of these conforming loans are sold by CLS to other financial institutions.

The remaining loans originated by CLS during these years were nonconforming loans made to borrowers who typically do not qualify for financing from conventional lending sources. Because of the higher levels of risk associated with these loans, such borrowers are charged rates of interest which exceed the rates charged by other financial institutions to their more creditworthy borrowers. These loans typically bear interest at rates ranging from 7.5% per annum to 18% per annum, and are generally amortizable over 15 to 30 years. Some programs have balloon payment provisions requiring full payment in five to ten years. All of such loans are secured by real property and, in some instances, also by personal property. In determining which loans to purchase from CLS, the Company has been primarily motivated by the value of such property, and to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. During 1996, the Company reevaluated its selection criteria and began placing more emphasis on the borrower's creditworthiness and ability to repay the loan; this practice is expected to continue in the future, as part of the Company's overall effort to decrease the level of non-earning loans in the portfolio. CLS sells these loans to the Company and other purchasers either as whole loans (being loans in which the purchaser is assigned the promissory note issued by the borrower, together with the mortgage or deed of trust and other collateral securing the obligations evidenced by the note) or undivided, participatory interests in such loans.

The Company purchases all of its loans from CLS without discount. CLS is also paid loan placement fees in connection with such purchases, in amounts ranging from 2% to 12% of the face value of the loan. Such fees are paid by the borrower, but are included in the principal amount of the loan. This arrangement allows CLS to account for the full value of the placement fee as revenue when the loan is sold to the Company. All loans purchased by the Company from CLS are without recourse, meaning that, in the event of default, the Company cannot pursue any collection or other remedies against CLS, but must, instead, pursue such remedies against the borrower or, as is more likely, against the real or other property given as security for the loan.

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

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio and, to a lesser extent, from reinvested dividends paid to the Company's shareholders. The Company has historically offered and sold its common stock to the public at the price of $5.00 per share pursuant to a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and a related prospectus. During the years ended December 31, 1997, 1996 and 1995, 20,000, 122,553 shares, and 326,756 shares of common stock were purchased in such offering, yielding net proceeds to the Company of approximately $100,000, $600,000, and $1.5 million, respectively, after deduction of offering expenses. During the years ended December 31, 1997, 1996 and 1995, approximately 97%, 67%, and 28%, respectively, of these shares were purchased by existing shareholders of the Company who elected to reinvest cash dividends declared and paid by the Company in such years pursuant to an informal dividend reinvestment plan maintained by the Company, and the remainder of such shares were purchased by existing or new investors using other funds.

The Company terminated the dividend reinvestment program in July 1997 and simultaneously filed a post-effective amendment to its Securities Act registration statement, withdrawing from registration those shares of common stock that remained unsold. Since then, the Company has been considering adopting an open market purchase program having many of the same objectives as the dividend reinvestment program. Whether or not the Company adopts such a program will depend on a number of factors, including the liquidity needs of its shareholders and the likelihood of establishing a secondary trading market for its common stock. The Company's stock is not currently listed, traded or quoted on any secondary securities market or system, and no application for listing or trading privileges has yet been filed. The Company expects to make a decision regarding secondary market trading and an open market purchase program sometime in 1998.

It is the Company's policy to declare and pay dividends on its common stock no less often than quarterly, at rates determined by the interest income and gain from the sale of real property received during the prior quarter. In order to maintain its status as a REIT, the Company must distribute at least 95% of its taxable income in each year.

The Company may seek to borrow funds from one or more financial institutions to augment the funding of loan purchases beginning in 1998. Whether and to what extent the Company engages in such borrowing will depend on a number of factors, including its ability to improve the quality and yield of its loan portfolio, then prevailing interest rates and the effect, if any, of such rates on the Company's income. It is unlikely the Company will rely materially on borrowed money to fund loan purchases, particularly if such borrowings materially reduce dividends otherwise payable to the Company's shareholders. In such event, the Company may seek other financing alternatives, including, possibly, the offer and sale of additional shares of its common stock.

The Company's executive offices are located at 12904 East Nora, Suite A, Spokane, Washington 99216, which are also the executive offices of CLS. CLS also maintains a loan production office in Kennewick, Washington.

OPERATING STRATEGIES

The Company's objectives are to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 8% to 12%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) more efficiently manage the operations of the Company and CLS and (iv) sell OREO's, thereby reducing the level of non-earning real estate owned in the Company's portfolio.

REDUCTION IN LEVEL OF NON-EARNING LOANS. Non-earning loans, which are defined as loans which are 90 days or more delinquent, constituted 20.9%, 33.5% and 30.0% of the Company's loan portfolio at December 31, 1997, 1996 and 1995, respectively. As a consequence of the substantially increased level of non-earning loans during 1996 and 1995, the Company's portfolio yield significantly decreased. For the years ended December 31, 1997 and 1996, the yields on average loans in the loan portfolio were 12.1% and 12.5%, respectively, as compared to a yield of 13.5% for the year ended December 31, 1995.

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

The Company also believes the decrease in non-earning loans in 1997 is primarily attributable to an increase in the concentration of single-family residential and commercial loans and a reduction concentration of loans secured by developed and undeveloped land. In addition, CLS has adopted stricter, more conservative appraisal practices that have also contributed to the decrease. It has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Beginning in the fourth quarter of 1996, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals with respect to the Company's loan portfolio are to reduce the level of non-earning loans to 20% or less and to increase the annual yield to at least 8%.

INCREASE IN VOLUME OF ORIGINATED LOANS. CLS currently maintains loan origination offices in Spokane and Kennewick, Washington, and employs approximately twelve full-time sales representatives. CLS also maintains relationships with in excess of 34 nonaffiliated mortgage brokers who refer loans for purchase or funding.

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

SELL OTHER REAL ESTATE OWNED. All real properties owned by the Company are presently for sale. Most properties are listed with multiple listing services. No assurance can be made properties will sell timely.

INVESTMENT POLICY

As noted elsewhere in this report, the Company's principal investment objective is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 8% to 12%. In order to achieve this objective, the Company purchases loans that are considered high risk and are secured by real property having appraised values significantly in excess of the loan amounts. The loans available for purchase from CLS Mortgage vary in size from $5,000 in principal amount to $450,000 in principal amount, and bear interest at rates ranging from 12% per annum to 18% per annum. The loans are generally amortizable over 15 to 30 years, although most have balloon payment provisions requiring full payment in five to ten years.

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

In addition, the board of directors of the Company has established maximum loan-to-value ratios which it applies in considering which loans the Company will purchase. For loans secured by undeveloped property, the loan-to-value ratio must be less than or equal to 40%; for loans secured by developed property or by agricultural property, the loan-to-value ratio must be less than or equal to 50%; for loans secured by commercial property or by residential property that is considered substandard under conventional lending guidelines, the loan-to-value ratio must be less than or equal to 60%; and for loans secured by residential property that is considered standard or above standard under conventional lending guidelines, the loan-to-value ratio must be less than or equal to 70%. The loan-to-value ratio represents the original principal balance of the loan plus the value of any prior liens or security interests in such collateral, divided by the original value of the collateral.

Generally, all loan acquisitions are required to be approved by at least three members of the board of directors of the Company (two of whom must not also be executive officers or employees of the Company) and at least one executive officer. The board of directors attempts to meet on a quarterly basis for such purpose.

SECURITY FOR LOANS; COMPOSITION OF LOAN PORTFOLIO

Most of the loans acquired by the Company are secured by first liens on real property evidenced by deeds of trust or mortgages, or by assignments of recorded real estate purchase contracts. Where appropriate, the Company may also occasionally purchase loans secured by second mortgages and by liens on personal property such as mobile homes. The real property underlying such liens is located primarily in Eastern Washington and Northern Idaho.
At December 31, 1997, 1996 and 1995, 88%, 85% and 81%, respectively, of the loans held by the Company were secured by first liens on real property. At such dates, loans secured by real property categorized as single and multi-family residential real property comprised 46.9%, 42.9% 43.7% of the Company's total loans.

The following table sets forth, for the periods indicated, the categories of real property securing loans held by the Company, and the aggregate principal amounts of such loans and the percentage that each category bears to the total loans of the Company outstanding.

                                  Amount and Percentage of Total Loans
                                               December 31
Type of Real Property   ----------------------------------------------------
   Security Loans             1997               1996              1995
---------------------         ----               ----              ----
Commercial             $1,741,417  20.1%  $1,934,661  20.1%  $1,684,851  17.7%
Single and multi-family
 residential            2,382,735  27.5%   2,371,002  24.6%   2,049,210  21.5%
Rural single and multi-
 family residential     1,678,901  19.4%   1,760,819  18.3%   2,106,955  22.2%
Manufactured homes on
  real property           874,791  10.1%   1,002,629  10.4%   1,150,649  12.1%
Agricultural               72,984   0.8%       9,758    .1%       9,758    .1%
Developed land          1,415,820  16.3%   1,952,558  20.2%   1,789,376  18.8%
Undeveloped land          505,867   5.8%     605,878   6.3%     719,728   7.6%
                       ---------- ------  ---------- ------  ---------- ------
                       $8,672,515 100.0%  $9,637,305 100.0%  $9,510,527 100.0%
                       ========== ======  ========== ======  ========== ======

At December 31, 1997, approximately 70% of the aggregate principal amount in the Company's loan portfolio was secured by real property located in Washington, and approximately 29% of such amount was secured by real property located in Idaho. The balance of such amount was secured by real property located in Oregon and Montana.

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

Loans purchased by the Company typically range in size from $30,000 in principal amount to $200,000 in principal amount, and bear interest at rates ranging from 12% per annum to 18% per annum. The loans are generally amortizable over 15 to 30 years, although most have balloon payment provisions requiring full payment in five to ten years.

LOAN ORIGINATION. CLS' administrative, underwriting and servicing operations together with a loan production staff are based in Spokane, Washington. In addition, CLS maintains a loan production office in Kennewick, Washington.
CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1997, 1996 and 1995, approximately 80%, 80%, and 60%, respectively, of loans originated by CLS were conforming loans meeting institutional underwriting guidelines. Virtually all of these conforming loans are sold by CLS to other financial institutions.

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

Loans purchased by the are secured by real property and, in some instances, also by personal property. In determining which loans to purchase from CLS, the Company has been primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. During 1996, the Company reevaluated its selection criteria and began placing more emphasis on the borrower's creditworthiness and ability to repay the loan; this practice is expected to continue in the future, as part of the Company's overall effort to decrease the level of non-earning loans in the portfolio. In determining whether to make a loan, CLS relies on credit reports prepared by a local credit reporting service and also elicits information concerning a borrower's income and employment status; CLS generally does not attempt to verify the accuracy or completeness of such information, however, relying, instead, on the borrower's written representations as to such matters in the loan application.

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

LOAN SERVICING. Most of the loans originated by CLS, including those sold to the Company, are serviced by CLS Escrow, Inc., which is affiliated with CLS and the Company; those loans that are not serviced by CLS Escrow are serviced by an independent escrow service. Loan servicing includes matters associated with the closing of the loan itself, including the recording of appropriate security instruments, the retention of closing documents, the maintenance of records of payment under the loan documents, notification of the borrower in the event of delinquency and, if necessary, the retention of counsel to pursue collection or foreclosure remedies available to CLS.

DELINQUENCIES AND COLLECTIONS. Given the high-risk nature of the nonconforming loans it originates, it is CLS' policy to monitor loan compliance very carefully. Written notice is sent whenever an account is more than five to six days past due to attempt to cause the borrower to bring the account current; this is followed by a phone call six to seven days later if the delinquency in the account has not been cured. If the status of the account continues to deteriorate, an analysis is undertaken to determine the appropriate action to be taken. When a borrower is experiencing difficulty in making timely payments, CLS may temporarily adjust the borrower's payment schedule. The determination of how best to work out a delinquent loan is based on a number of factors, including the borrower's payment history and the reasons for the current delinquency.

Unless circumstances dictate otherwise, it is CLS's policy to commence formal collection efforts whenever an account is more than 30 days past due. Regulations and practices regarding the liquidation of properties (namely, foreclosure) and the rights of the holder of the mortgage, deed or trust or other lien vary from state to state. Only if a delinquency cannot otherwise be cured will CLS determine that liquidation is the appropriate course of action. Normally, CLS determines that purchasing a property securing a loan will minimize the loss associated with the defaulted loan, the Company will then bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

The Company anticipates that, at any given time, approximately 20% to 30% of the loans in the loan portfolio will be at least 90 days delinquent. At December 31, 1997, 1996 and 1995, 20.9%, 33.5%, and 30.0%, respectively, of the principal balance of loans in the portfolio were delinquent in payment by 90 days or more and were therefore accounted for as non-earning loans. As is previously noted in this report, as a consequence of the substantially increased level of non-earning loans during 1996 and 1995, yields significantly decreased. For the years ended December 31, 1997 and 1996, the yields on average loans in the loan portfolio were 12.1% and 12.5%, respectively, as compared to a yield of 13.5% during the year ended December 31, 1995. During the years ended December 31, 1997 and 1996, the yields on commercial loans in the portfolio dropped to 12.0% and 11.7%, respectively, from 13.6% in 1995. The yields on residential loans dropped to 12.2% and 13.2% in 1997 and 1996, respectively, from 13.4% in 1995.

The following table illustrates, for the periods indicated, the Company's loan delinquency and loan and other real estate owned ("OREO") charge-off experience, and its gains on OREO.

                                              As of and for the years
                                                 ended December 31,
                                      ---------------------------------------
                                         1997           1996          1995
                                         ----           ----          ----
        30-59 days past due              13.7%          18.5%         17.7%
        60-89 days past due              11.6%           6.8%          7.5%
        90+ days past due                20.9%          33.5%         30.0%
        Loans and OREO charged-off
         against allowance, net         $58,646        $55,163       $ 9,721
        Loans and OREO charged-off
         against allowance, net, as
         a percentage of average
         total loans and OREO            0.54%          0.52%         0.10%
        Gains on sale of OREO           $20,961        $20,313       $23,196

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

                                      Amount and Percentage of OREO
                                               December 31
Type of Real Property   ----------------------------------------------------
   Comprising OREO            1997               1996              1995
---------------------         ----               ----              ----
Commercial             $  212,010   9.6%  $  127,442  10.4%  $  127,650  13.8%
Single and multi-family
 residential              167,904   7.6%     104,850   8.6%      45,501   4.9%
Rural single and multi-
 family residential       443,176  20.1%     209,506  17.2%     157,629  17.1%
Manufactured homes on
  real property           112,305   5.1%      60,144   4.9%           0     0%
Agricultural                9,775   0.4%           0     0%           0     0%
Developed land          1,160,421  52.5%     718,198  58.9%     591,746  64.2%
Undeveloped land          102,740   4.7%           0     0%           0     0%
                       ---------- ------  ---------- ------  ---------- ------
                       $2,208,331 100.0%  $1,220,140 100.0%  $  992,526 100.0%
                       ========== ======  ========== ======  ========== ======

ANALYSIS OF ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES. The allowance for loan and real estate losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Company. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan and real estate portfolio, including delinquent and impaired loans, underlying collateral values and real estate less disposal costs of real estate, business conditions and historical loss experience. The allowance is increased by provisions charged to operations and is reduced by loans and real estate charged off, net of any recoveries. However, gains on the sale of real estate are recorded directly to income. The provision for loan and real estate losses of the Company, both absolutely and as a percentage of total loans and real estate, increased in 1997 relative to 1996, and the loan loss allowance, both absolutely and as a percentage of total loans, was higher at December 31, 1997 as compared to 1996. The increase in the provision for loan and real estate losses and the loan loss allowance during the year is attributable to the significant increase in real estate held for sale and deterioration in certain property values during the year.

ACQUISITION OF LOANS BY THE COMPANY

PURCHASE PRICE AND TERMS. As is previously noted in this report, the Company has purchased all of its loans from CLS since inception. The Company is not precluded from purchasing loans from other sources, however, and may consider doing so in the future, particularly if the volume of loans originated by CLS is insufficient to meet the Company's demands.

The Company purchases these loans from CLS without discount. CLS is also paid loan placement fees in connection with such purchases, in amounts ranging from 2% to 12% of the face value of the loan. Such fees are paid by the borrower, but are included in the principal amount of the loan. This arrangement allows CLS to account for the full value of the placement fee as revenue when the loan is sold to the Company. All loans purchased by the Company from CLS are without recourse, meaning that, in the event of default, the Company cannot pursue any collection or other remedies against CLS, but must, instead, pursue such remedies against the borrower or, as is more likely, against the real or other property given as security for the loan.

In addition, CLS Escrow receives closing and escrow fees equal to approximately 1% of the principal amount of the loan. During the year ended December 31, 1997, the loan placement fees and closing and escrow fees received by CLS and CLS Escrow, respectively, averaged approximately 9% and 1% of the principal amounts of the loans purchased by the Company. During the year ended December 31, 1997, CLS received loan placement fees of $420,333 and CLS Escrow received closing and escrow fees of $58,808. These fees constitute approximately 20% and 16% of the total revenues earned by CLS and CLS Escrow, respectively, during the most recent fiscal year. These fees are paid irrespective of the future performance of the loans acquired by the Company. Because of this fee structure, CLS may be deemed to have an incentive to encourage the acquisition of shorter term loans by the Company and to generally advocate a more rapid turn over of the Company's loan portfolio.

PROVISION OF MANAGEMENT SERVICES TO THE COMPANY

The Company has no employees. Instead, the Company contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations. The Company's management contract with CLS is renewable annually and provides for the payment to CLS of monthly fees of up to one-twelfth of 2.0% of the assets under management or, alternatively one-twelfth of 2.0% of the number of outstanding shares of common stock of the Company at month end, provided such amount does not exceed the asset-based amount. The Company has historically paid CLS one-twelfth of 1.5% of the number of outstanding shares of common stock pursuant to this agreement. During the year ended December 31, 1997, such management fees aggregated $166,551.

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

In order to minimize the conflicts of interest inherent in the selection of loans to be offered for sale to the Company and those to other investors to whom CLS also owes fiduciary duties, CLS has adopted the following policies:
CLS will initially determine whether a given loan is consistent with the Company's investment policy guidelines, prior to purchasing any such loan on the Company's behalf; loans purchased by the Company from CLS that conform to these investment policy guidelines require no additional approval; however, loans purchased by the Company from CLS that do not meet these guidelines are required to be approved by the board of directors of the Company at the next regularly scheduled quarterly meeting of the board, and if the board of directors determines that the loan is not acceptable, the Company can require CLS to reverse the transaction and buy the loan back from the Company at its original cost, together with any associated fees and costs paid by the Company. These policies apply both to whole loans and loan participation interests purchased by the Company.

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

STATE USURY LAWS. All of the loans held by the Company are made to high-risk borrowers and are secured by real property located primarily in Washington and Idaho. Idaho has not adopted usury laws regulating the maximum rate of interest that may be charged by lenders such as CLS or the Company. The only restrictions currently prescribed by Idaho law relate to oral agreements to loan money; these restrictions are not applicable to loan transactions evidenced by written agreements, such as those originated by CLS.

Washington has adopted fairly stringent usury laws, however, the violation of which can subject a usurious lender to significant liability.

RELIANCE ON THE BUSINESS PURPOSE EXCEPTION. Under Washington law, the highest rate of interest that generally may be charged by a lender of consumer debt is the greater of (i) 12% per annum or (ii) a per annum rate determined by adding four percentage points to the coupon equivalent yield from the most recent auction of 26-week treasury bills. (As of the date of this report, the highest rate of interest allowable in Washington for consumer debt would be 12%; the coupon equivalent yield from the first auction of 26-week treasury bills in January of 1998 was 5.13%.) These limitations do not apply, however, to loans that are made for a commercial, business, investment or agricultural purpose; such loans are expressly excluded under the usury statute.

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

EMPLOYEES

As previously noted in this report, the Company has no employees. Instead, it relies on CLS and CLS Escrow for the provision of management and related administrative, accounting, computer, escrow, collection and other services necessary to the Company's operations. As of December 31, 1997, CLS and CLS Escrow had 34 full-time employees, of which 27 were employed by CLS and six were employed by CLS Escrow. Twenty-two of these employees were employed in administrative capacities at such date, and twelve were employed as sales representatives. None of CLS's or CLS Escrow's employees are covered by a collective bargaining agreement. CLS's and CLS Escrow's managements believe relations with their employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.


























         [The balance of this page has been intentionally left blank.]

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

HOLDERS. The number of holders of common stock of record on March 1, 1998 was approximately 430.

DIVIDENDS. The following table sets forth information concerning dividends declared and paid by the Company for the years ended December 31, 1997 and 1996.

                                                      1997

                                           Amount              Per Share(1)

       First Quarter                      $147,023               $0.066
       Second Quarter                     $169,830               $0.076
       Third Quarter                      $175,071               $0.078
       Fourth Quarter                     $164,639               $0.073


                                                      1996

                                           Amount              Per Share(1)

       Special Dividend for 1995          $ 27,921               $0.013
       First Quarter                      $268,943               $0.125
       Second Quarter                     $236,643               $0.108
       Third Quarter                      $194,744               $0.088
       Fourth Quarter                     $232,890               $0.105
__________________________

(1) Per share amounts represent dividends as a percentage of shares outstanding at the beginning of the quarter.

The Company has adopted a dividend policy which is periodically reviewed and revised by the board of directors. The goals of such policy is to pay cash dividends equal to the net income of the Company, and to distribute at least 95% of its taxable income in each year in order to maintain its status as a REIT.

The payment of dividends on the common stock is subject to statutory limitations. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid, if, after giving effect to the dividend, the Company is insolvent or the liabilities of the Company exceed its assets.

DIVIDEND REINVESTMENT PLAN. As previously noted in this report, the Company maintained an informal dividend reinvestment program which afforded shareholders the opportunity to apply cash dividends to purchase additional shares of the Company's common stock at the price of $5.00 per share. That program was terminated in July 1997.

Since then, management of the Company has been considering adopting an open market dividend reinvestment plan, provided an active secondary trading market for the Company's common stock can be established. Under an open market plan, shares of the Company's common stock acquired for the benefit of those shareholders who have elected to participate in the plan would be purchased in secondary market transactions, at then prevailing market prices, as opposed to being purchased directly from the Company. Adoption of the plan would give participants in the plan the ability to acquire common stock of the Company at market prices, as opposed to a price arbitrarily determined by the Company.

Whether or not the Company adopts such a program will depend on a number of factors, including the liquidity needs of its shareholders and the likelihood of establishing a secondary trading market for its common stock. The Company's stock is not currently listed, traded or quoted on any secondary securities market or system, and no application for listing or trading privileges has yet been filed. The Company expects to make a decision regarding secondary market trading and an open market purchase program sometime in 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA

The selected financial data for each of the three years ended December 31, 1997, 1996 and 1995 has been derived from the financial statements appearing elsewhere in this report, which have been audited by McFarland & Alton, P.S., Spokane, Washington. The selected financial data should be read in conjunction with, and is qualified by, such financial statements and the notes thereto.

                                                  Year Ended December 31,
                                             ---------------------------------
                                               1997        1996       1995
                                               ----        ----       ----
[S]                                      [C]          [C]          [C]
INCOME STATEMENT DATA
 Interest income. . . . . . . . . . . . .$1,115,433   $1,208,815   $1,188,915
 Loan and real estate loss provision. . .   (85,000)    (105,000)     (48,000)
 Non-interest income. . . . . . . . . . .       645       10,074        2,603
 Non-interest expense . . . . . . . . . .  (396,830)    (319,439)    (211,513)
 Gain on sale of real estate. . . . . . .    20,961       20,313       23,196
 Net income . . . . . . . . . . . . . . .   655,209      814,763      955,201

PER SHARE DATA
 Basic earnings per share . . . . . . . .    $0.29        $0.37        $0.50
 Book value per common share. . . . . . .    $4.87        $4.87        $4.93

BALANCE SHEET DATA
 Loans, earning . . . . . . . . . . . . .$6,858,156   $6,412,272   $6,652,683
 Loans, nonearning. . . . . . . . . . . . 1,814,359    3,225,033    2,857,844
 Real estate held for sale. . . . . . . . 2,208,331    1,220,140      922,526
 Allowance for loan and real estate
  losses. . . . . . . . . . . . . . . . .  (182,745)    (156,391)    (106,554)
 Net loans and real estate held for
  sale. . . . . . . . . . . . . . . . . .10,698,101   10,701,054   10,326,499
 Total assets . . . . . . . . . . . . . .11,132,523   11,003,097   10,054,708
 Shareholders' equity . . . . . . . . . .10,936,623   10,841,836   10,372,488







                     [Table continued on following page.]

                                                      Year Ended December 31,
                                                     ------------------------
                                                      1997     1996     1995
                                                      ----     ----     ----
SELECTED RATIOS
 Yield on average residential loans . . . . . . .    12.50%   13.21%   13.40%
 Yield on average commercial loans. . . . . . . .    11.62%   11.68%   13.63%
 Yield on average total assets. . . . . . . . . .    10.08%   11.33%   12.21%
 Return on average total assets . . . . . . . . .     5.92%    7.58%    9.79%
 Return on average total shareholders' equity . .     6.02%    7.68%    9.93%
 Ratio of net income to total revenues. . . . . .    58.71%   65.75%   78.64%

ASSET QUALITY RATIOS
 Allowance for losses to ending total loans
  and OREO. . . . . . . . . . . . . . . . . . . .     1.68%    1.44%    1.02%
 Allowance for losses to non-earning loans. . . .    10.07%    4.85%    3.63%
 Non-earning loans to ending total assets . . . .    16.30%   29.31%   27.21%
 Non-earning loans to total loans . . . . . . . .    20.92%   33.46%   30.05%
 Non-earning loans and OREO as a percentage of
  total loans and OREOs . . . . . . . . . . . . .    36.97%   40.94%   36.23%
 Net charge-offs to average loans and OREO. . . .     0.54%    0.52%    0.10%

CAPITAL RATIOS
 Average shareholders' equity to average assets .    98.39%   98.64%   98.56%


RESULTS OF OPERATIONS

OVERVIEW. 1997 was not a particularly good year for the Company. Non-earning assets stabilized in 1997. Non-earning loans together with OREO as a percentage of total assets for the years ending 1997, 1996 and 1995 were 36.1%, 40.4% and 36.0%, respectively. Non interest expense increased from $211,513 in 1995, to $319,439 in 1996, to $396,830 in 1997. Interest income decreased from $1,208,815 in 1996 to $1,115,433 in 1997. As a consequence of increased expenses and decreased income, net income declined to $655,209 in 1997, a reduction of $159,554 or approximately 20%.

Management of the Company and CLS expect overall financial conditions to improve in 1998, due to several internal measures designed to improve the quality of the loans CLS originates and sells to the Company. One of these measures has been to change the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans in the portfolio, increase the concentration of loans secured by improved commercial real estate and thereby reduce the concentration of loans secured by developed and undeveloped property, which, at least historically, have contributed significantly to the decline in yield. In addition, CLS has adopted stricter, more conservative appraisal practices. It has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Finally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

CLS's and the Company's goals have been to reduce the level of non-earning loans to 20% or less and to increase the annual yield to at least 10%. Although non-earning loans decreased from 29.3% to 16.3% of total assets for the years ending 1996 and 1997, OREO's increased from 11.1% to 19.8% of total assets for the years ending 1996 and 1997. As a consequence, non-earning loans and OREO as a percentage of total loans and OREO's have actually decreased from 40.9% to 37.0% for the year ending 1997. Because non-earning loans together with OREO's have not significantly decreased, earnings have continued to fall short of management's goals. Before earnings can improve, OREO's must be sold and the percentage of OREO's to total assets must decrease significantly.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

GENERAL. The Company's net income decreased 19.6%, to $655,209, for the year ended December 31, 1997, from $814,763 for the year ended December 31, 1996. This decrease was primarily as a result of an increase in expenses and a decrease in interest income.

Return on average assets and equity were 5.92% and 6.02%, respectively, for fiscal 1997, as compared to 7.58% and 7.68%, respectively, for fiscal 1996. Total assets increased 1.2%, to $11,132,523, for the year ended December 31, 1997, from $11,003,097 for the year ended December 31, 1996. Total loans decreased $964,790 during the year. The decrease in loans resulted from an increase in OREO's during the year. As foreclosures on non-earning loans were finalized, non-earning loans decreased $1,410,674 from $3,225,033 for the year ended December 31, 1996 to $1,814,359 for the year ended December 31, 1997. OREO's increased $908,191 from $1,220,140 to $2,208,331 for the years ended December 31, 1996 and 1997, respectively.

INTEREST INCOME. The Company's interest income decreased 8.4%, to $1,115,433, for the year ended December 31, 1996, from $1,208,815 in the prior year.

TOTAL EXPENSES. Management fees, provision for loan and real estate losses, accounting and auditing expenses, and legal expenses had no significant increase or improved from 1996 to 1997. OREO expenses increased 124.6%, from $33,509 to $67,894, net of rental income, for the years ended 1996 and 1997. Foreclosure expenses increased 95.1% from $42,892 to $83,662 for the years ended 1996 and 1997. As a result of increased OREO and foreclosure expenses, total expenses increased 13.5% from $424,439 for the year ended December 31, 1996 to $481,830 for the year ended December 31, 1997.

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

The Company's total shareholders' equity increased to $10,936,623 at December 31, 1997, from $10,841,836 at December 31, 1996. At December 31, 1997, shareholders' equity was 98.39% of total assets, compared to 98.64% at December 31, 1996. At December 31, 1997, the Company held cash of $335,610.

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

THE YEAR 2000 ISSUE. The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the "Year 2000" issue, and is developing an implementation plan to resolve the issue. Briefly stated, the Year 2000 issue is the result of computer programs written to identify a particular year in two digits as opposed to four; the problem arises with respect to time-sensitive programs that may confuse the year 2000 with 1900, or for that matter, any year ending in "00". This could lead to major system failures or miscalculations. The Company presently believes that it can modify its existing software and, in some instances, convert to new software, thereby avoiding any significant operational problems. The cost of these modifications and conversions is not expected to be material.

PLAN OF OPERATION.

As is set forth more fully in Item 1 of this report, the Company's plan of operation during the ensuing twelve-month period is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 8% to 12%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) more efficiently manage the operations of the Company and CLS, and (iv) sell OREO's thereby reducing the level of non-earning real estate owned in the Company's portfolio. Reference is made to Item 1 for more complete information concerning these strategies and the Company's and CLS's plans for implementing them.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company for the years ended December 31, 1997 and 1996 included elsewhere in this report have been audited by McFarland & Alton, P.S., Spokane, Washington. An index to such financial statements appears at page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 1997, 1996 and 1995, there were no disagreements with McFarland & Alton, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.




















         [The balance of this page has been intentionally left blank.]

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 1998 are as follows. The Company's board of directors consists of seven directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors. H. E. Brazington is the father of Stanley E. Brazington. There are no other family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

   NAME AND AGE OF
DIRECTOR OR EXECUTIVE         POSITION WITH
       OFFICER                 THE COMPANY            PRINCIPAL OCCUPATION
---------------------  --------------------------   -------------------------
H. E. Brazington       President, Chief Executive   Executive Officer of the
Age: 62                Officer and Director         Company, CLS Mortgage,
                                                    Inc. and CLS Escrow, Inc.

Stanley E. Brazington  Secretary and Principal      Executive Officer of the
Age: 40                Financial and Accounting     Company, CLS Mortgage,
                       Officer                      Inc. and CLS Escrow, Inc.

Robert C. Brown        Director                     Retired
Age: 67

Dr. Vaughn Ransom      Director                     Retired
Age: 73

Vern W. Haworth        Director                     Retired
Age: 78

Douglas M. O'Coyne     Director                     Principal in the law firm
Age: 46                                             of O'Coyne & Phillips,
                                                    P.S., Spokane, Washington

Elden Sorensen         Director                     Retired
Age: 63

Dr. David W. Hanson    Director                     Dentist
Age: 58

C. Patrick Craigen     Director                     Retired
Age: 79

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 1, 1998, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding was 2,244,012 shares.

                                      Amount and
                                 Nature of Beneficial
                                 Ownership (all direct            Percent
Name of Owner                   unless otherwise noted)           of Class
----------------------------    -----------------------           --------

H. E. Brazington (1), (2)                77,653                     3.48%

Stanley E. Brazington(1)                    280                     0.01%

Robert C. Brown (1), (3)                  1,524                     0.07%

Dr. Vaughn Ransom (1), (4)               20,882                     0.82%


                     [Table continued on following page.]

                                      Amount and
                                 Nature of Beneficial
                                 Ownership (all direct            Percent
Name of Owner                   unless otherwise noted)           of Class
----------------------------    -----------------------           --------

Vern W. Haworth (1), (5)                  8,694                     0.39%

Douglas M. O'Coyne (1), (6)              19,746                     0.88%

Elden Sorensen (1)                       14,841                     0.67%

Dr. David W. Hanson (1), (7)             40,673                     1.75%

C. Patrick Craigen (8)                   14,420                     0.65%

All Directors and Executive Officers
 as a Group (9 persons) (9)             198,713                     8.70%
____________________

  (1)  Director of the Company.
  (2) Includes 12,974 shares held by Mr. Brazington's brother and 40,506 shares held by Mr. Brazington's children. Excludes Stan Brazington as he is a board member and listed separately.
  (3)  Includes 804 shares held by Mr. Brown's spouse.
  (4) Includes 10,765 shares held in trust for Mr. Ransom's benefit under the Vaughn R. Ransom DDS PS Profit Sharing Plan and Trust.
  (5)  Includes 694 shares held jointly by Mr. Haworth and his grandchildren.
  (6) Includes 11,398 shares held by Mr. O'Coyne's minor children, 5,427 shares held by Mr. O'Coyne's spouse, and 200 shares held by Crown Financial Networks, Inc., a corporation controlled by Mr. O'Coyne.
  (7) Includes 34,477 shares held in trust for Mr. Hanson's benefit under the David W. Hanson, DDS PS Profit Sharing Plan and Trust.
  (8)  Includes 2,420 shares held jointly by Mr. Craigen and his children.
  (9)  See footnotes (2) through (7), above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PAYMENT OF MANAGEMENT FEES. During the years ended December 31, 1997, 1996 and 1995, the Company paid management fees of $166,551, $163,445, and $144,142 to CLS, respectively. Such fees were determined by multiplying the outstanding common stock of the Company in each year by a factor of 1.5%.
(The management agreement between the Company and CLS provides that the Company can base such fees on a factor of 2.0%, but the Company has historically elected to use the lower factor.) The board of directors of the Company approves the management agreement annually.

PAYMENT OF LOAN ACQUISITION FEES. During the years ended December 31, 1997, 1996 and 1995, the Company paid loan acquisition fees of $420,333, $355,209, and $406,888 to CLS, respectively.

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

PAYMENT OF LEGAL FEES TO AFFILIATE AND ACCOUNTS RECEIVABLE. A law firm with which Douglas M. O'Coyne is affiliated rendered legal services to the Company in each of the years ended December 31, 1997, 1996 and 1995. Such firm also represented CLS during such years. The Company paid Mr. O'Coyne's firm $48,643, $42,489, and $50,212 during 1997, 1996 and 1995, respectively. In addition, during 1995 the Company loaned money to a borrower who, in turn, remitted $51,598 of the loan proceeds to Mr. O'Coyne's firm for legal fees incurred over a three-year period beginning in 1992. Included in other assets is a $8,360 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at December 31, 1997) of the Company.

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


FORM 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

                         Independent Auditor's Report

Board of Directors and Stockholders
Opportunity Management Company, Inc.
Spokane, Washington

We have audited the accompanying statements of condition of Opportunity Management Company, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Opportunity Management Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opportunity Management Company, Inc. as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Notes 1 and 2 to the financial statements, the Company changed its method of accounting for earnings per share effective for the year ended December 31, 1997, to conform with Statement of Financial Accounting Standards No. 128.


Spokane, Washington
February 20, 1998

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
STATEMENTS OF CONDITION
DECEMBER 31, 1997 AND 1996
ASSETS

                                                ------------------------------
                                                    1997             1996
                                                ------------------------------
  Loans receivable, earning                     $  6,858,156     $  6,412,272
  Loans receivable, nonearning                     1,814,359        3,225,033
                                                -------------    -------------
                                                   8,672,515        9,637,305
  Real estate held for sale                        2,208,331        1,220,140
                                                -------------    -------------
                                                  10,880,846       10,857,445
  Allowance for losses                              (182,745)        (156,391)
                                                -------------    -------------
NET LOANS AND REAL ESTATE (Notes 2,3 and 5)       10,698,101       10,701,054

  Cash and cash equivalents                          335,610          217,152
  Accrued interest receivable                         76,499           83,032
  Other assets (Note 5)                               22,313            1,859
                                                -------------    -------------
     TOTAL ASSETS                               $ 11,132,523     $ 11,003,097
                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued expenses                              $     31,937     $     25,968
  Accrued cash dividends payable to
   stockholders                                      163,963          135,293
                                                -------------    -------------
     TOTAL LIABILITIES                               195,900          161,261
                                                -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
   shares authorized; 1997, 2,244,504
   shares; 1996, 2,225,547 shares, issued
   and outstanding                                11,141,446       11,046,659
  Undistributed income (expense)                    (204,823)        (204,823)
                                                -------------    -------------
                                                  10,936,623       10,841,836
                                                -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,132,523     $ 11,003,097
                                                =============    =============

The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                              ---------------------------
                                                   1997           1996
                                              ---------------------------
REVENUES
  Interest income on residential loans         $   614,431    $   689,559
  Interest income on commercial loans              492,702        508,327
  Interest income on bank accounts                   8,300         10,929
  Other income                                         645         10,074
                                               -----------    -----------
     TOTAL REVENUES                              1,116,078      1,218,889
                                               -----------    -----------

EXPENSES
  Management fees - related party (Note 5)         166,551        163,445
  Provision for loan and real estate
   losses (Notes 2 and 3)                           85,000        105,000
  Foreclosure expenses (Note 3)                     83,662         42,892
  Real estate expenses, net of rental income        67,894         33,509
  Accounting and auditing expenses                  36,123         31,087
  Legal expenses (Note 5)                           23,396         31,500
  Business and occupational taxes                    8,554         11,022
  Director compensation                              5,600              -
  Amortization of organizational costs                   -          4,124
  Other expense                                      5,050          1,860
                                               -----------    -----------
     TOTAL EXPENSES                                481,830        424,439
                                               -----------    -----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE     634,248        794,450

Gain on sale of real estate (Note 4)                20,961         20,313
                                               -----------    -----------
      NET INCOME                               $   655,209    $   814,763
                                               ===========    ===========
Basic earnings per share                       $      0.29    $      0.37
                                               ===========    ===========
Weighted average shares outstanding              2,236,796      2,199,791
                                               ===========    ===========




The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 Common Stock     Undistributed    Total
                             ---------------------    Income    Stockholders'
                              Shares     Amount      (Expense)     Equity
                              ------     ------    ------------ -------------
Balance, December 31, 1995   2,102,994  $10,433,894  $( 61,406)  $10,372,488

 Net Income                          -            -    814,763       814,763

 Issuance of common stock       40,028      200,140          -       200,140

 Dividends reinvested in stock  85,525      412,625   (412,625)            -

 Cash dividends                      -            -   (545,555)     (545,555)
                             ---------  -----------  ----------  ------------
Balance, December 31, 1996   2,225,547  $11,046,659  $(204,823)  $10,841,836

 Net Income                          -            -    655,209       655,209

 Stock repurchased              (1,761)      (8,806)         -        (8,806)

 Issuance of common stock          658        3,291          -         3,291

 Dividends reinvested in stock  20,060      100,302   (100,302)            -

 Cash dividends                      -            -   (554,907)     (554,907)
                             ---------  -----------  ----------  ------------
Balance, December 31, 1997   2,244,504  $11,141,446  $(204,823)  $10,936,623
                             =========  ===========  ==========  ============










The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   -------------------------
                                                       1997          1996
                                                   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $   655,209   $   814,763
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of organizational costs                      -         4,124
   Provision for loan and real estate losses            85,000       105,000
   Amortization of discounts on loans                  (17,901)       (9,805)
   Gains on sale of real estate                        (20,961)      (20,313)
   (Increase) decrease in:
     Accrued interest receivable                         6,533         1,074
     Other assets                                      (20,454)       (1,859)
   Increase (decrease) in:
     Accrued expenses                                    5,959        (1,687)
                                                   ------------  ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       693,385       891,297
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                            (4,840,413)   (4,796,982)
  Principal reductions and maturities of loans       4,577,679     4,307,608
  Proceeds from sale of real estate owned              316,697       155,709
  Purchases of real estate owned                             -       (20,148)
  Advances of costs associated of other real estate    (96,461)      (92,664)
                                                   ------------  ------------
     CASH FLOWS USED IN INVESTING ACTIVITIES          ( 42,498)     (446,477)
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                           3,291       200,140
  Stock repurchased                                     (8,806)            -
  Cash dividends paid to stockholders                 (526,914)     (517,788)
                                                   ------------  ------------
     CASH FLOWS USED BY FINANCING ACTIVITIES          (532,429)     (317,648)
                                                   ------------  ------------
     INCREASE IN CASH AND CASH EQUIVALENTS             118,458       127,172

Cash and cash equivalents, beginning of year       $   217,152   $    89,980
                                                   ------------  ------------
Cash and cash equivalents, end of year                 335,610       217,152
                                                   ============  ============

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                 ----------------------------
                                                     1997              1996
                                                 ----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                      $   100,302      $   412,625
                                                 -----------      -----------
Acquisition of real estate in settlement
  of loans                                       $ 1,459,366          525,259
                                                 -----------      -----------
Charge offs against the allowance                $    58,749      $    56,065
                                                 -----------      -----------
New contracts made in connection with
  sales of real estate                           $   184,390      $   149,390
                                                 -----------      -----------
























The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Formation of the Company:
Opportunity Management Company, Inc. was incorporated in the state of Washington on October 12, 1988, and is engaged in the business of making loans secured by interest in real property. Since inception, it has elected to be treated, for federal income tax purposes, as a real estate investment trust or REIT.

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

Cash and cash equivalents:
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loans receivable and interest on loans:
Loans are stated at principal outstanding and net of the allowance for loan losses. Interest income on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loans are placed in a nonaccrual status when loans become ninety days delinquent. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments to principal and interest. Interest previously accrued but not collected is generally reversed and charges against income at the time the loan is placed on nonaccrual status.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Loans receivable and interest on loans (continued):
Loans placed in a nonaccrual status are considered impaired for purposes of SFAS No. 114 and No. 118. A quarterly analysis of all nonaccrual loans is performed by management which compares the collateral fair value less costs to sell as compared to the loan balance, to determine if specific allowances for impairment are needed.

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

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

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

Dividends:
It is the policy of the Company to distribute at least 95% of quarterly net earnings in cash and stock reinvestment dividends to the stockholders. A special dividend is declared annually if needed in order to meet REIT requirements which require the Company to distribute 95% of its taxable income to its stockholders. The special dividend cannot be determined until the tax return is prepared, which is always subsequent to the Company's year end (Note
4).

















         [The balance of this page has been intentionally left blank.]

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Dividends (continued):
The Company formerly offered a dividend reinvestment or rollover program that gave the stockholders the ability to reinvest their cash dividends in additional shares of the Company's common stock at the stated par value of $5 per share. In July of 1997, the Company voluntarily withdrew a Securities Act registration statement in effect with respect to these newly-issuable shares, effectively ending the program. The Company is currently considering adopting an open market purchase program having many of the same objectives as the rollover program. The following is a reconciliation of the dividends on common stock as summarized in the statement of changes in stockholders' equity:


                                                     1997            1996
                                                 -----------     -----------
Cash dividends paid                               $ 526,914       $ 517,788
Dividends reinvested in stock                       100,302         412,625
Accrued dividends, end of year                      163,963         135,293
Accrued dividends, beginning of year               (135,293)       (105,252)
Accrued fractional shares not paid                      677             687
                                                 -----------     -----------
  Dividends on common stock                         656,563         961,141

Dividends paid or accrued in excess
  of net income                                      (1,354)       (146,378)
                                                 -----------     -----------
  NET INCOME                                     $  655,209      $  814,763
                                                 ===========     ===========

Cash dividends - accrual basis                      554,907         545,555
Rescinded dividends                                       -           2,961
Dividends reinvested in stock - accrual basis       100,302         412,625
Dividends accrued in excess of net income                 -        (146,378)
                                                 -----------    ------------
  NET INCOME                                     $  655,209     $   814,763
                                                 ===========    ============

Per share amounts:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Reclassifications:
Certain reclassifications have been made to the December 31, 1996, balances to conform with the December 31, 1997, classification. These classifications had no impact on net income as previously presented.

Note 2.  Accounting Changes

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (EPS). Under the SFAS, earnings per share is presented for basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive stock convertibles at December 3, 1997 and 1996.

Note 3. Loans Receivable and Real Estate Held for Sale

Loans receivable at December 31, 1997 and 1996, consists of the following:

                                                       1997          1996
                                                    ----------     ----------
First mortgage loans                                $7,613,567     $8,190,034
Second mortgage loans                                  184,157        401,747
Loans secured by personal property and real estate     874,791      1,045,524
                                                    ----------     ----------
                                                    $8,672,515     $9,637,305
                                                    ==========     ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 3.  Loans Receivable and Real Estate Held for Sale (Continued)

Types of real property securing loans at December 31, 1997 and 1996, are as follows:

                                                       1997          1996
                                                    ----------     ----------
Commercial                                          $1,741,417     $1,934,661
Single and multiple family residential               2,382,735      2,371,002
Rural single and multiple family residential         1,678,901      1,760,819
Developed land                                       1,415,820      1,952,558
Undeveloped land                                       505,867        605,878
Manufactured homes on real property                    874,791      1,002,629
Agricultural                                            72,984          9,758
                                                    ----------     ----------
                                                    $8,672,515     $9,637,305

Real estate held for sale at December 31, 1997 and 1996, consists of the following:
                                                       1997          1996
                                                    ----------     ----------
Commercial                                          $  212,010     $  127,442
Single and multiple family residential                 167,904        104,850
Rural single family residential                        443,176        209,506
Developed land                                       1,160,421        718,198
Undeveloped land                                       102,740              -
Manufactured homes on real property                    112,305         60,144
Agricultural                                             9,775              -
                                                    ----------     ----------
                                                    $2,208,331     $1,220,140

An analysis of the changes in the allowance for losses is as follows:

                                                       1997          1996
                                                    ----------     ----------
Balance, beginning of year                          $ 156,391      $ 106,554

Provision charged to expense                           85,000        105,000
Recoveries                                                103            902
Charge off of losses on sale of real estate owned    ( 58,749)       (56,065)
                                                    ----------     ----------
Balance, end of year                                $ 182,745      $ 156,391


OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 3.  Loans Receivable and Real Estate Held for Sale (Continued)

Gains on sale of real estate, which are included in the statements of income, were $20,961 and $20,313 for the years ended December 31, 1997 and 1996, respectively.

Impairment of loans having a recorded investment of $1,887,359 and $3,566,151 at December 31, 1997 and 1996, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is a $32,348 of specific allowance for loan losses related to these loans at December 31, 1997. No specific allowance for these loans was recorded at December 31, 1996. The average impaired loans during 1997 and 1996 was $2,665,533 and $3,151,423, respectively.

Included in the allowance for losses is a $168,524 and $100,463 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at December 31, 1997 and 1996, respectively. The estimated impairment losses of $101,947 and $38,247 resulting from changes in carrying amounts during 1997 and 1996, respectively, of real estate held for sale are included in the provision for loan and real estate losses on the statements of income.

Note 4.  Income Taxes

Management is of the opinion the Company continues to qualify as a real estate investment trust or REIT under applicable provisions of the Internal Revenue Code. The Company is allowed to deduct the dividends paid to its stockholders as an expense and in effect not pay federal income taxes. In the event the Company would not qualify, the Company would owe federal income taxes as estimated below.

                                                       1997          1996
                                                    ----------     ----------
Income before taxes on income                       $ 655,209      $ 814,763
Federal income taxes at statutory rates              (222,771)      (277,019)
                                                    ----------     ----------
Net Income                                          $ 432,438      $ 537,744
                                                    ==========     ==========

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 4. Income Taxes (Continued)

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the years ended December 31, 1997 and 1996. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the years ended December 31, 1997 and 1996, $166,551 and $163,445, respectively, were paid for these services in accordance with a management agreement. For 1997 and 1996 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS Mortgage, Inc. at December 31, 1997 and 1996, were $13,927 and $13,691, respectively. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President and Chairman of the Company is also the President of CLS Mortgage, Inc. The President and his wife own 1.08% of the common stock of Opportunity Management Company. The two sole stockholders of CLS Mortgage, Inc. directly and indirectly own 3.48% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at December 31, 1997.

Escrow services:
CLS Escrow provides Opportunity Management Company, Inc. with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the years ended December 31, 1997 and 1996, CLS Mortgage, Inc. received $420,333 and $355,209, respectively, in loan placement fees (Note 1).

Legal fees:
During 1997 and 1996, the Company incurred charges for legal services that were either capitalized, expensed, or deducted from stock proceeds as stock issuance costs of approximately $48,643 and $42,489, respectively, from a law firm in which a stockholder/director (owning .88% of the outstanding stock at December 31, 1997 and 1996) of the Company is a general partner.

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 5. Related Party Transactions (Continued)

Loans:
During 1997, a loan was made to CLS Mortgage, Inc. which is included in loans receivable on the statements of condition. The note matures on May 30, 2000, and bears interest at a rate of 12%. At December 31, 1997, the loan receivable balance was $67,000.

Other assets:
Included in other assets is a $8,360 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at December 31, 1997) of the Company.

Note 6.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accrued interest receivable, other assets, accrued expenses, and accrued cash dividends payable:
The carrying amount approximates fair value due to the short-term nature of these financial instruments.

Loans:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the









         [The balance of this page has been intentionally left blank.]

OPPORTUNITY MANAGEMENT COMPANY, INC.
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 6. Fair Value of Financial Instruments (Continued)

professional time and programming costs this procedure would require. All loans are real estate loans with fixed interest rates, which range from 12-18%, as of December 31, 1997 and 1996. The weighted average interest rate of the portfolio was 14.87% at December 31, 1997. The approximate maturities of the loan portfolio as of December 31 follows:


                                     1997                       1996
                           ---------------------------------------------------
                           Principal    Percentage     Principal   Percentage
Principal maturing during   Carrying        of          Carrying        of
years ended December 31,     Amount      Portfolio       Amount     Portfolio
-------------------------  -----------   ----------    ----------   ----------
         1997              $         -        -        $  998,417       10%
         1998                  675,912        8%          568,861        6
         1999                  819,950        9         1,459,730       15
         2000                  887,756       10         2,088,172       22
         2001                1,075,008       12         2,437,920       25
         2002                3,412,871       39            85,548        1
         2003                   62,097        1           101,683        1
         2004                   38,839        1           170,176        2
      Thereafter             1,700,082       20         1,726,798       18
                           -----------   ----------    ----------   ----------
                           $ 8,672,515      100%       $9,637,305      100%
                           ===========   ==========    ==========   ==========

Actual maturities may differ from contractual maturities due to prepayments of principal by borrowers or delinquency of borrowers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to registration statement to be signed on this behalf by the undersigned, thereunto duly authorized.

                                    OPPORTUNITY MANAGEMENT COMPANY, INC.

                                    By:  /s/ H. E. Brazington
                                    ------------------------------------
                                    H. E. Brazington, its President

                                    Dated: March 23, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Stanley E. Brazington             By:/s/ Elden Sorensen
   --------------------------------         --------------------------------
   Stanley E. Brazington, its               Elden Sorensen, a Director
   Principal Financial and
   Accounting Officer

Date:  March 23, 1998                    Date: March 23, 1998


By:/s/ Robert C. Brown                   By:/s/ Dr. David W. Hanson
   --------------------------------         --------------------------------
   Robert C. Brown, a Director              Dr. David W. Hanson, a Director

Date:  March 23, 1998                    Date:  March 23, 1998


By:/s/ Vaughn Ransom                     By:/s/ C. Patrick Craigen
   --------------------------------         --------------------------------
   Dr. Vaughn Ransom, a Director            C. Patrick Craigen, a Director

Date:  March 23, 1998                    Date:  March 23, 1998


By:/s/ Vern W. Haworth                   By:/s/ Douglas M. O'Coyne
   --------------------------------         --------------------------------
   Vern W. Haworth, a Director              Douglas M. O'Coyne, Sr.,
                                            a Director

Date:  March 23, 1998                       Date:  March 23, 1998

Exhibit 10.1 to Annual Report on Form 10-KSB
For the Year Ended December 31, 1997
Opportunity Management Company, Inc.