Form 10QSB
period 1998-03-31
OPPORTUNITY MANAGEMENT CO INC
filed 1998-05-13
CIK 912395

                                    FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the quarterly period ended March 31, 1998
                                        OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended March 31, 1998 were $267,018. The aggregate market value of the voting stock held by non-affiliates at May 1, 1998, based on an assumed value of $5.00 per share, was $10,214,696. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

OPPORTUNITY MANAGEMENT COMPANY, INC.
QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
MARCH 31, 1998

TABLE OF CONTENTS


                                                                      Page
PART I

      Item 1:  Financial Statements. . . . . . . . . . . . . . . . . .  1

      Item 2:  Management's Discussion and Analysis of Financial
               Condition & Results of Operation  . . . . . . . . . . . 11


PART II

      Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . 15

      Item 2:  Changes in Securities . . . . . . . . . . . . . . . . . 15

      Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . 15

      Item 4:  Submission of Matters to a Vote of Security Holders . . 15

      Item 5:  Other Information . . . . . . . . . . . . . . . . . . . 15

      Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 15


SIGNATURES












                                         (i)

PART I

Item 1. FINANCIAL STATEMENTS

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
STATEMENTS OF CONDITION
MARCH 31, 1998 AND 1997

ASSETS

                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
  Loans receivable, earning                       $ 6,695,947      $ 6,287,562
  Loans receivable, nonearning                      1,821,664        3,056,736
                                                  ------------     ------------
                                                    8,517,611        9,344,298
  Real estate held for sale                         2,343,425        1,612,483
                                                  ------------     ------------
                                                   10,861,036       10,956,781
  Allowance for losses                               (151,035)        (155,801)
                                                  ------------     ------------
     NET LOANS AND REAL ESTATE (Notes 2, 3, and 5) 10,710,001       10,800,980

  Cash and cash equivalents                           341,974          125,564
  Accrued interest receivable                          71,350           70,609
  Other assets (Note 5)                                19,638            2,755
                                                  ------------     ------------
     TOTAL ASSETS                                 $11,142,963      $10,999,908
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                $    22,624      $    18,300
  Accrued cash dividends payable to stockholders      186,175           95,763
                                                  ------------     ------------
     TOTAL LIABILITIES                                208,799          114,063
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000 shares
   authorized; 1998, 2,244,012 shares; 1997,
   2,259,804 shares, issued and outstanding        11,138,987       11,090,668
  Undistributed income (expense)                     (204,823)        (204,823)
                                                  ------------     ------------
                                                   10,934,164       10,885,845
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,142,963      $10,999,908
                                                  ============     ============

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
REVENUES
  Interest income on residential loans            $   153,190      $   158,934
  Interest income on commercial loans                 111,274          111,418
  Interest income on bank accounts                      2,554            1,769
  Other income                                              -              166
                                                  ------------     ------------
     TOTAL REVENUES                                   267,018          272,287
                                                  ------------     ------------

EXPENSES
  Management fees - related party (Note 5)             41,753           41,392
  Provision for loan and real estate
    losses (Notes 2 and 3)                                  -                -
  Foreclosure expenses (Note 3)                         6,223           35,700
  Real estate expenses, net of rental income           22,546           19,280
  Accounting and auditing expenses                      5,032            9,915
  Legal expenses (Note 5)                                 149           14,062
  Business and occupational taxes                       2,625            2,213
  Director compensation                                 1,800            2,400
  Other expense                                         2,411              296
                                                  ------------     ------------
     TOTAL EXPENSES                                    82,539          125,258
                                                  ------------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE        184,479          147,029

Gain on sale of real estate (Note 4)                    1,537                -
                                                 -------------     ------------
     NET INCOME                                  $    186,016      $   147,029
                                                 =============     ============

Primary earnings per common share                $       0.08      $      0.06
                                                 =============     ============

Weighted average shares outstanding                 2,244,012        2,298,678
                                                 =============     ============

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTERS ENDED MARCH 31, 1998 AND 1997


                                 Common Stock        Undistributed    Total
                           ------------------------     Income     Stockholders'
                              Shares       Amount      (Expense)      Equity
                              ------       ------    ------------- -------------
Balance, December 31, 1997   2,244,504   $11,141,446   $(204,823)   $10,936,623

Net Income                           -             -     186,016        186,016

Rescinded dividends               (492)       (2,459)          -         (2,459)

Cash dividends                       -             -    (186,016)      (186,016)
                             ----------  ------------  ----------   ------------

Balance, March 31, 1998      2,244,012   $11,138,987   $(204,823)   $10,934,164
                             ==========  ============  ==========   ============

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   186,016      $   147,029
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of discounts on loans                    (479)          (4,802)
   Gain on sale of real estate                         (1,537)               -
   (Increase) decrease in:
     Accrued interest receivable                        5,149           12,423
     Other assets                                       2,675             (896)
   Increase (decrease) in:
     Accrued expenses                                  (9,464)         ( 7,668)
                                                   -----------      -----------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES      182,360          146,086
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                             (781,170)      (1,253,360)
  Principal reductions and maturities of loans        726,872        1,148,167
  Proceeds from sales and other transactions of
    real estate owned                                  45,499           45,963
  Advances of costs associated with other real estate    (925)         (35,208)
                                                   -----------      -----------
     CASH FLOWS USED IN INVESTING ACTIVITIES           (9,724)         (94,438)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                              -              863
  Rescinded dividends paid                             (2,459)          (8,806)
  Cash dividends paid to stockholder                 (163,813)        (135,293)
                                                   -----------      -----------
     CASH FLOWS USED BY FINANCING ACTIVITIES         (166,272)        (143,236)
                                                   -----------      -----------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   6,364          (91,588)

Cash and cash equivalents, January 1st             $  335,610       $  217,152
                                                   -----------      -----------
Cash and cash equivalents, March 31st              $  341,974       $  125,564
                                                   ===========      ===========

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                       $        -        $    51,952
                                                  ----------        -----------

Acquisition of real estate in settlement of loans $  237,446        $   447,628
                                                  ----------        -----------

Charge offs against the allowance                 $   32,228        $       590
                                                  ----------        -----------

New contracts made in connection with sales of
  real estate                                     $   25,500        $    43,940
                                                  ----------        -----------

                      "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                        OPPORTUNITY MANAGEMENT COMPANY, INC.
                               PREPARED BY MANAGEMENT
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

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

Loans placed in a nonaccrual status (90 or more days delinquent) are considered impaired for purposes of SFAS No. 114 and No. 118. A quarterly analysis of all nonaccrual loans is performed by management which compares the collateral fair value less costs to sell as compared to the loan balance, to determine if specific allowances for impairment are needed.

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

REAL ESTATE HELD FOR SALE:
Real estate held for sale includes properties acquired through a foreclosure proceeding, acceptance of a deed in lieu of foreclosure, or purchased by the Company for resale. These properties are transferred to other real estate owned and are recorded at the lower of the loan balances at the date of transfer or the fair value of the property received as determined by independent appraisals or current listing less costs of disposal. Loan losses arising from the acquisition of such property are charged against the allowance for loan and real estate losses. An allowance for losses on real estate for sale is maintained for subsequent valuation adjustments on a specific property basis.

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

                                                          1998         1997
                                                       ----------    ----------
Cash dividends paid                                    $ 163,813     $ 135,293
Dividends reinvested in stock                                  -        51,952
Accrued dividends, March 31st                            186,175        95,763
Accrued dividends, January 1st                          (163,963)     (135,293)
Accrued fractional shares not paid                             -          (686)
                                                       ----------    ----------
     Dividends on common stock                           186,025       147,029

Dividends paid or accrued in excess of net income             (9)            -
                                                       ----------    ----------
     NET INCOME                                        $ 186,016     $ 147,029
                                                       ==========    ==========

Cash dividends - accrual basis                         $ 186,175     $  95,763
Dividends reinvested in stock - accrual basis                  -        51,952
Accrued fractional shares not paid                          (159)         (686)
                                                       ----------    ----------
     NET INCOME                                        $ 186,016     $ 147,029
                                                       ==========    ==========

EARNINGS PER SHARE:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Note 2.  Accounting Changes

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (EPS). Under the SFAS earnings per share is presented for basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive stock convertibles at March 31, 1998 or 1997.

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at March 31, 1998 and 1997, consists of the following:

                                                          1998         1997
                                                       ----------    ----------
First mortgage loans                                   $7,447,741    $7,751,944
Second mortgage loans                                     180,673       618,459
Loans secured by personal property and real estate        889,197       973,895
                                                       ----------    ----------
                                                       $8,517,611    $9,344,298
                                                       ==========    ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at March 31, 1998 and 1997, are as follows:

                                                          1998         1997
                                                       ----------    ----------
Commercial                                             $2,096,229    $2,424,491
Single and multiple family residential                  1,945,625     1,998,240
Rural single and multiple family residential            1,636,939     1,507,865
Manufactured homes on real property                     1,635,009     1,784,183
Farm/agricultural                                         259,675       645,866
Developed land                                            871,325       973,895
Undeveloped land                                           72,809         9,758
                                                       ----------    ----------
                                                       $8,517,611    $9,344,298
                                                       ==========    ==========

Real estate held for sale at March 31, 1998 and 1997, consists of the following:

                                                          1998         1997
                                                       ----------    ----------
Commercial                                             $  201,638    $  127,442
Single and multiple family residential                    205,451       245,976
Rural single and multiple family residential              443,176       209,643
Manufactured homes on real property                     1,086,691       819,501
Farm/agricultural                                         284,388       102,740
Developed land                                            112,305       107,181
Undeveloped land                                            9,776             -
                                                       ----------     ---------
                                                       $2,343,425    $1,612,483
                                                       ==========    ==========

An analysis of the changes in the allowance for losses is as follows:


                                                         1998         1997
                                                      -----------  -----------
Balance, January 1st                                  $  182,745   $  156,391

Provision charged to expense                                   -            -
Recoveries                                                   518            -
Charge off of losses on sale of real estate owned        (32,228)        (590)

Balance, March 31st                                   $  151,035   $  155,801
                                                      ===========  ===========

Gains on sale of real estate, which are included in the statements of income, were $1,537 and $-0- for the quarters ended March 31, 1998 and 1997, respectively.

Impairment of loans having a recorded investment of $1,894,664 and $3,392,518 at March 31, 1998 and 1997, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. No specific allowance for these loans was recorded at March 31, 1998. There is a $3,598 specific allowance for loan losses related to these loans provided at March 31, 1997. The average impaired loans during 1998 and 1997 was $2,399,459 and $3,185,851, respectively.

Included in the allowance for losses is a $113,611 and $124,428 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at March 31, 1998 and 1997, respectively. There were no additional impairment losses resulting from changes in carrying amounts for the quarter ended March 31, 1998.

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


                                                         1998         1997
                                                      -----------  -----------
Income before taxes on income                         $ 186,016    $ 147,029
Federal income taxes at statutory rates                 (55,796)     (40,591)
                                                      ----------   ----------
Net Income                                            $ 130,220    $ 106,438
                                                      ==========   ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended March 31, 1998 and 1997. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

MANAGEMENT FEES:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the quarters ended March 31, 1998 and 1997, $41,753 and $41,392, respectively, were paid for these services in accordance with a management agreement. For 1998 and 1997 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS Mortgage, Inc. at March 31, 1998 and 1997, were $13,924 and $13,798, respectively. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President and Chairman of the Company is also the President of CLS Mortgage, Inc. The President and his wife own 1.09% of the common stock of Opportunity Management Company. The two sole stockholders of CLS
Mortgage, Inc. directly and indirectly own 3.49% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage,
Inc. at March 31, 1998.

ESCROW SERVICES:
CLS Escrow provides the Company with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

LOAN PLACEMENT FEES:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the quarters ended March 31, 1998 and 1997, CLS Mortgage, Inc. received $60,572 and $98,790, respectively, in loan placement fees (Note 1).

LOANS:
During the second quarter of 1997, a loan was made to CLS Mortgage, Inc. which is included in loans receivable on the statements of condition. The unsecured note matures on May 30, 2000, and bears interest at a rate of 12%. At March 31, 1998, the loan receivable balance was $67,000.

OTHER ASSETS:
At March 31, 1998, included in other assets is a $8,360 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at March 31, 1998) of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Overview. During 1995 and 1996, the company experienced negative trends in non-earning assets. However, non-earning assets stabilized in 1997 and remained stable for the quarter ending March 31, 1998. The ratio of non-earning loans and OREO to total ending assets decreased from 42.5% at March 31, 1997 to 37.4% in 1998. Nonearning loans as a percentage of ending total assets decreased from 32.7% at March 31, 1997 to 21.4% at March 31, 1998. Additionally, OREO as a percentage of ending total assets increased from 14.7% at March 31, 1997 to 21.0% at March 31, 1998.

The increase in OREOs in 1998 is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties; these loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, Opportunity Management Company, Inc. has foreclosed on several land developments.

Total expenses decreased to $82,539 for the quarter ending March 31, 1998 from $125,258 for the quarter ending March 31, 1997. This dramatic decrease in expenses is directly related to a decrease in legal expenses. Legal expenses for the quarter ending March 31, 1998 were $149 whereas legal expenses for the quarter ending March 31, 1997 were $58,625. As a direct result of this decrease in legal expenses the net income to average assets (annualized) increased from 5.4% for the quarter ending March 31, 1997 to 6.7% for the quarter ended
March 31, 1998. Furthermore, as a consequence of the decrease in legal expenses net income increased to $186,016 for March 31, 1998, an increase of $38,987 or approximately 27% from March 31, 1997. Most of the significant legal expenses in 1997 were attributable to one case which is presently being appealed. As legal expenses relating to the appeal accrue, legal expenses may again increase.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1998, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans and commercial property loans in the portfolio, and thereby reduce the concentration of loans secured by developed and undeveloped property. Management expects loans secured by residential and commercial property to result in fewer nonearning loans and OREOs. Historically loans secured by developed and undeveloped land have contributed significantly to increased OREOs and nonearning loans, resulting in the decline in yields. In addition, CLS has adopted a stricter, more conservative appraisal review practice; it has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties.

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

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997.

GENERAL. The Company's net income increased 27%, to $186,016, for the quarter ended March 31, 1998, from $147,029 for the quarter ended March 31, 1997. This increase was primarily a result of a decrease in legal expenses as outlined above.

Return on average assets (annualized) were 5.4% at March 31, 1998, as compared to 6.7%, at March 31, 1997. Total assets increased 1.3%, to $11,142,963, at March 31, 1998, from $10,999,908 at March 31, 1997. Total loans decreased $826,687 during the year. Real estate owned increased $730,942 for the year.

INTEREST INCOME. The Company's interest income decreased 2.2%, to $264,464, for the quarter ended March 31, 1998, from $270,352 in the prior year. This modest decrease is viewed as a stabilization of interest income by management. This stabilization of interest income was primarily attributable to the stabilization in nonearning loans and OREOs as a percentage of total assets as outlined above.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis has resulted in a gradual decline of the loan portfolio's weighted average interest rate. On March 31, 1997 the weighted average interest rate of the loan portfolio was 15.1%, as compared to the weighted average interest rate of the portfolio on March 31, 1998 of 15.0%. This decline of the weighted average interest rate of the loan portfolio has contributed to the decrease in interest income.

TOTAL EXPENSES. Total expenses decreased 34.1%, to $82,539, for the quarter ended March 31, 1998, as compared to $125,258 for the quarter ended March 31, 1997. This was a decrease of $42,719. The decrease in total expenses is directly attributable to a decrease in foreclosure and legal expenses of $43,390. These expenses were higher in 1997 due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of foreclosure costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the quarter ended March 31, 1998 were $41,753, as compared to $41,392 in 1997.

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

GENERAL. The Company's net income decreased 47%, to $147,029, for the quarter ended March 31, 1997, from $279,940 for the quarter ended March 31, 1996.
This decrease was primarily a result of an increase in nonearning loans, an increase in nonearning real estate owned and higher levels of legal expenses directly associated with foreclosure and collection activities.

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

TOTAL EXPENSES. Total expenses increased 85.2%, or $57,640 to $125,258, for the quarter ended March 31, 1997, as compared to $67,618 for the quarter ended March 31, 1996. The increase in total expenses is directly attributable to an increase in legal expenses of $55,221 over the first quarter of 1996. Legal expenses were higher in the quarter ended March 31, 1997 due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management does not anticipate similar legal costs on any other loan collections. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

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

The Company's total shareholders' equity increased to $10,934,164 at March 31, 1998, from $10,885,845 at March 31, 1997. At March 31, 1998, shareholders'
equity was 98.96% of total assets, compared to 98.97% at March 31, 1997. At March 31, 1998, the Company held cash of $341,974.

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

PLAN OF OPERATION. As is set forth more fully in Item 1 of this report, the Company's plan of operation during the ensuing twelve-month period is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 6% to 9%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of non-earning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) more efficiently manage the operations of the Company and CLS, and (iv) sell OREO's thereby reducing the level of non-earning real estate owned in the Company's portfolio. Reference is made to Item 1 for more complete information concerning these strategies and the Company's and CLS's plans for implementing them.





















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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the first quarter of 1998.

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


Form 8-K. No reports on Form 8-K were filed by the registrant during the first quarter of 1998.

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

Dated: May 12, 1998