Form 10QSB
period 1998-06-30
OPPORTUNITY MANAGEMENT CO INC
filed 1998-08-13
CIK 912395

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended June 30, 1998
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended June 30, 1998 were $295,437. The aggregate market value of the voting stock held by non-affiliates at July 1, 1998, based on an assumed value of $5.00 per share, was $10,214,696. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                    OPPORTUNITY MANAGEMENT COMPANY, INC.
            QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                              JUNE 30, 1998

                             TABLE OF CONTENTS

                                                                         Page
PART I

     Item 1:  Financial Statements . . . . . . . . . . . . . . . . . . . . 1

     Item 2:  Management's Discussion and Analysis of Financial
              Condition & Results of Operation . . . . . . . . . . . . . .12


PART II

     Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .15

     Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . .15

     Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . .15

     Item 4:  Submission of Matters to a Vote of Security Holders. . . . .15

     Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . .15

     Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .16


SIGNATURES










                                    (i)

                                 PART I

Item 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------

STATEMENTS OF CONDITION
JUNE 30, 1998 AND 1997

ASSETS

                                                  ----------------------------
                                                         1998         1997
                                                  ----------------------------
  Loans receivable, earning                          $ 6,963,296  $ 6,016,133
  Loans receivable, nonearning                         1,910,588    2,727,647
                                                     -----------  ------------
                                                       8,873,884    8,743,780
  Real estate held for sale                            1,921,914    2,193,659
                                                     ------------ ------------
                                                      10,795,798   10,937,439
  Allowance for losses                                  (108,283)    (155,801)
                                                     ------------ ------------
     NET LOANS AND REAL ESTATE (Notes 2, 3, and 5)    10,687,515   10,781,638

  Cash and cash equivalents                              400,026      234,616
  Accrued interest receivable                             73,237       64,563
  Other assets (Note 5)                                   20,555        1,058
                                                     ------------ ------------
     TOTAL ASSET S                                   $11,181,333  $11,081,875
                                                     ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                   $    22,424  $    22,866
  Accrued cash dividends payable to stockholders         224,745      122,509
                                                     ------------ ------------
     TOTAL LIABILITIES                                  247,169      145,375
                                                     ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000 shares
  authorized; 1998, 2,244,012 shares; 1997,
  2,244,479 shares, issued and outstanding            11,138,987   11,141,323
  Undistributed income (expense)                        (204,823)    (204,823)
                                                     ------------ ------------
                                                      10,934,164   10,936,500
                                                     ------------ ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,181,333  $11,081,875
                                                     ============ ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                ------------------------------
                                                     1998            1997
                                                ------------------------------
REVENUES
  Interest income on residential loans            $   323,191     $   305,908
  Interest income on commercial loans                 232,812         239,742
  Interest income on bank accounts                      6,365           3,834
  Other income                                             89             185
                                                  ------------    ------------
     TOTAL REVENUES                                   562,457         549,669
                                                  ------------    ------------

EXPENSES
  Management fees - related party (Note 5)             83,524          82,990
  Provision for loan and real estate losses (Note3)         -               -
  Foreclosure expenses                                  9,922          56,836
  Real estate expenses, net of rental income           54,498          52,221
  Accounting and auditing expenses                     13,157          25,065
  Legal expenses (Note 5)                               1,418          20,915
  Business and occupational taxes                       4,279           4,385
  Director compensation                                 2,800           3,400
  Other expense                                        12,081             535
                                                  ------------     -----------
     TOTAL EXPENSES                                   181,679         246,347
                                                  ------------     -----------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE        380,778         303,322

Gain on sale of real estate (Note 4)                   27,817          13,873
                                                  ------------     -----------
     NET INCOME                                   $   408,595      $  317,195
                                                  ============     ===========

Basic earnings per common share (Note 2)          $      0.18      $     0.14
                                                  ============     ===========

Weighted average shares outstanding                 2,244,612       2,303,863
                                                  ============     ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 1998

                                                  ----------------------------
                                                      1998             1997
                                                  ----------------------------
REVENUES
  Interest income on residential loans            $   170,000     $   146,974
  Interest income on commercial loans                 121,538         128,324
  Interest income on bank accounts                      3,810           2,065
  Other income                                             89              20
                                                  ------------    ------------
     TOTAL REVENUES                                   295,437         277,383
                                                  ------------    ------------

EXPENSES
  Management fees - related party (Note 5)             41,771          41,598
  Provision for loan and real estate losses (Note 3)        -               -
  Foreclosure expenses                                  3,699          21,138
  Real estate expenses, net of rental income           31,951          32,940
  Accounting and auditing expenses                      8,125          15,149
  Legal expenses (Note 5)                               1,270           6,853
  Business and occupational taxes                       1,653           2,172
  Director compensation                                 1,000           1,000
  Other expense                                         9,670             239
                                                  ------------    ------------
     TOTAL EXPENSES                                    99,139         121,089
                                                  ------------    ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE        196,298         156,294

Gain on sale of real estate (Note 4)                   26,280          13,873
                                                  ------------    ------------
     NET INCOME                                   $   222,578     $   170,167
                                                  ============    ============

Basic earnings per common share (Note 2)          $      0.10     $      0.07
                                                  ============    ============

Weighted average shares outstanding                 2,245,205       2,382,652
                                                  ============    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                              Common Stock       Undistributed    Total
                          ----------------------    Income     Stockholders'
                             Shares     Amount     (Expense)      Equity
                             ------     ------   ------------- -------------

Balance, December 31, 1997 2,244,504   $11,141,446   $(204,823)  $10,936,623

Net Income                         -             -     408,595       408,595

Rescinded dividends             (492)       (2,459)          -        (2,459)

Cash dividends                     -             -    (408,595)     (408,595)
                           ----------  ------------  ----------  ------------

Balance, June 30, 1998     2,244,012   $11,138,987   $(204,823)  $10,934,164
                           ==========  ============  ==========  ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                ----------------------------
                                                     1998           1997
                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   408,595    $   317,195
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of discounts on loans                   (867)       (14,206)
   Gains on sale of real estate                      (27,817)       (13,873)
   (Increase) decrease in:
     Accrued interest receivable                       3,262         18,469
     Other assets                                      1,758            801
   Increase (decrease) in:
      Accrued expenses                                (9,513)       ( 3,102)
                                                 ------------   ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     375,418        305,284
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                          (1,607,841)    (2,238,952)
  Principal reductions and maturities of loans     1,423,519      2,122,414
  Proceeds from sales and other transactions of
    real estate owned                                258,211        119,124
  Advances of costs associated with other real estate(34,610)       (54,405)
                                                 ------------   ------------
     CASH FLOWS USED IN INVESTING ACTIVITIES          39,279        (51,819)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                             -          3,168
  Rescinded dividends paid                            (2,459)        (8,806)
  Cash dividends paid to stockholders               (347,822)      (230,363)
                                                 ------------   ------------
     CASH FLOWS USED BY FINANCING ACTIVITIES        (350,281)      (236,001)
                                                 ------------   ------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 64,416         17,464

Cash and cash equivalents, January 1st           $   335,610    $   217,152
                                                 ------------   ------------
Cash and cash equivalents, June 30th             $   400,026    $   234,616
                                                 ============   ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                ---------------------------
                                                     1998          1997
                                                ---------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                       $        -   $   100,302

Acquisition of real estate in settlement of loans $   237,446  $ 1,082,768

Charge offs against the allowance                 $    74,980  $       590

New contracts made in connection with sales of
  real estate                                     $   250,246  $    43,940

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

FORMATION OF THE COMPANY:
Opportunity Management Company, Inc. (herein referred to as the "Company") was incorporated in the state of Washington on October 12, 1988, and is engaged in the business of making loans secured by interest in real property. Since inception, it has elected to be treated, for federal income tax purposes, as a real estate investment trust or REIT.

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

Loans placed in a nonaccrual status (90 or more days delinquent) are considered impaired for purposes of SFAS No. 114 and No. 118. A quarterly analysis of all nonaccrual loans is performed by management which compares the collateral fair value less costs to sell as compared to the loan balance, to determine if specific allowances for impairment are needed.

ALLOWANCE FOR LOQN AND REAL ESTATE LOSSES:
The Company utilizes the allowance method of providing for losses on uncollectible loans or overvalued real estate held for sale. Specific valuation allowances are provided for loans receivable when repayment becomes doubtful and the amounts expected to be received in settlement of the loan are less than the amount due. In addition to specific allowances, a general allowance is provided for future losses based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, and evaluation of current economic conditions.

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

LOAN PLACEMENT FEES:
The Company purchases loans from CLS Mortgage, Inc. (herein referred to as "CLS") for its loan portfolio. The loan principal outstanding includes a loan placement fee to CLS which was paid by the borrower and financed in the loan balance. These fees are accounted for as revenue by CLS when the loan is sold to the Company. No income or expense related to these fees is recorded by the Company (Note 5).

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

                                                          1998       1997
                                                       ----------  ----------
Cash dividends paid                                    $ 347,822   $  230,363
Dividends reinvested in stock                                  -      100,302
Accrued dividends, June 30th                             224,745      122,509
Accrued dividends, January 1st                          (163,963)    (135,293)
Accrued fractional shares not paid                             -         (686)
                                                       ----------   ---------
     Dividends on common stock                           408,604      317,195

Dividends paid or accrued in excess of net income             (9)           -
                                                       ----------   ----------
     NET INCOME                                        $ 408,595    $ 317,195
                                                       ==========   ==========
Cash dividends - accrual basis                         $ 408,595    $ 216,893
Dividends reinvested in stock - accrual basis                  -      100,302
                                                       ----------   ----------
     NET INCOME                                        $ 408,595    $ 317,195
                                                       ==========   ==========

EARNINGS PER SHARE:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Note 2.  Accounting Changes

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (EPS). Under the SFAS earnings per share is presented for basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive stock convertibles at June 30, 1998 or 1997.

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at June 30, 1998 and 1997, consists of the following:

                                                           1998        1997
                                                        ----------  ----------
First mortgage loans                                    $7,718,551  $7,191,484
Second mortgage loans                                      245,479     557,035
Loans secured by personal property and real estate         909,854     995,261
                                                        ----------  ----------
                                                        $8,873,884  $8,743,780
                                                        ==========  ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at June 30, 1998 and 1997, are as follows:

                                                           1998        1997
                                                        ----------  ----------
Commercial                                              $2,217,513  $2,242,882
Single and multiple family residential                   2,041,128   2,195,047
Rural single and multiple family residential             1,624,509   1,368,027
Developed land                                           1,553,383   1,305,490
Undeveloped land                                           444,916     637,073
Manufactured homes on real property                        892,126     995,261
Agricultural                                               100,309           0
                                                        ----------  ----------
                                                        $8,873,884  $8,743,780

Real estate held for sale at June 30, 1998 and 1997, consists of the following:

                                                            1998       1997
                                                        ----------  ----------
Commercial                                              $  183,837  $  231,809
Single and multiple family residential                     189,335      26,079
Rural single and multiple family residential               213,806     422,612
Developed land                                           1,126,943     988,837
Undeveloped land                                            85,913     102,740
Manufactured homes on real property                        112,304     111,806
Agricultural                                                 9,776       9,776
                                                        ----------  ----------
                                                        $1,921,914  $2,193,659
                                                        ==========  ==========

An analysis of the changes in the allowance for losses is as follows:


                                                       1998       1997
                                                   -----------  ----------
Balance, January 1st                               $ 182,745    $ 156,391

Provision charged to expense                               -            -
Recoveries                                               518            -
Charge off of losses on sale of real estate owned    (74,980)        (590)
                                                   ----------   ----------
Balance, June 30th                                 $ 108,283    $ 155,801
                                                   ===========  ==========

Gains on sale of real estate, which are included in the statements of income, were $27,817 and $13,873 for the six months ended June 30, 1998 and 1997, respectively.

Impairment of loans having a recorded investment of $1,910,588 and $3,137,430 at June 30, 1998 and 1997, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at June 30, 1998 and 1997, respectively. The average impaired loans during 1998 and 1997 was $2,170,230 and $3,303,869, respectively.

Included in the allowance for losses is a $83,540 and $131,277 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at June 30, 1998 and 1997, respectively. There were no additional impairment losses resulting from changes in carrying amounts for the six months ended June 30, 1998.

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

                                                       1998          1997
                                                     ----------   ----------
Income before taxes on income                        $ 408,595    $ 317,195
Federal income taxes at statutory rates               (138,922)    (106,956)
                                                     ----------   ----------
Net Income                                           $ 269,673    $ 210,239
                                                     ==========   ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the six months ended June 30, 1998 and 1997. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

MANAGEMENT FEES:
CLS provides office space, administrative, accounting, computer, and other services to the Company. For the six months ended June 30, 1998 and 1997, $83,524 and $82,990, respectively, were paid for these services in accordance with a management agreement. For 1998 and 1997 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS at June 30, 1998 and 1997, were $13,924 and $13,866, respectively. The Company is relying on CLS to manage its day-to-day operations as its administrative manager. The president and chairman of the Company is also the president of CLS. The president and his wife own 1.09% of the common stock of the Company. The two sole stockholders of CLS directly and indirectly own 3.49% of the common stock of the Company and 100% of the stock of CLS at June 30, 1998.

ESCROW SERVICES:
CLS Escrow provides the Company with escrow services. The stockholders of CLS collectively own 50% of the outstanding shares of CLS Escrow.

LOAN PLACEMENT FEES:
Loans are purchased from or brokered by CLS. CLS earns a 6-12% loan placement fee from the borrowers of the monies loaned by the Company. For the six months ended June 30, 1998 and 1997, CLS received $106,082 and $162,660, respectively, in loan placement fees (Note 1).

LOANS:
During the second quarter of 1997, a loan was made to CLS which is included in loans receivable on the statements of condition. The unsecured note matures on May 30, 2000, and bears interest at a rate of 12%. At June 30, 1998, the loan receivable balance was $67,000.

OTHER ASSETS:
At June 30, 1998, included in other assets is a $7,609 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at June 30, 1998) of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Overview. During 1995 and 1996, the Company experienced negative trends in non-earning assets. Non-earning loans increased from $964,238 for the year ending December 31, 1994 to $3,225,033 for the year ending December 31, 1996. OREOs increased from $662,874 for the year ending December 31, 1994 to $1,220,140 for the year ending December 31, 1996. Non-earning loans were $1,910,588 and OREOs were $1,921,914 for the quarter ending June 30, 1998. However, non-earning assets stabilized in 1997 and have decreased in 1998.
The ratio of non-earning loans and OREO to total ending assets decreased from 44.4% at June 30, 1997 to 34.3% in 1998. Nonearning loans as a percentage of ending total assets decreased from 24.6% at June 30, 1997 to 17.1% at June 30, 1998. Additionally, OREO as a percentage of ending total assets decreased from 19.8% at June 30, 1997 to 17.2% at June 30, 1998.

The large amount of OREOs in the portfolio is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties. These loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, the Company has foreclosed on several land developments.

Total expenses decreased to $181,679 for the six months ending June 30, 1998 from $246,347 for the six months ending June 30, 1997. This dramatic decrease in expenses is directly related to a decrease in legal expenses and foreclosure expenses. Legal expenses for the six months ending June 30, 1998 were $1,418 whereas legal expenses for the six months ending June 30, 1997 were $20,915. Foreclosure expenses decreased to $9,922 for the six months ending June 30, 1998 from $56,836 for the six months ending June 30, 1997. As a direct result of the decrease in legal and foreclosure expenses, the net income to average assets (annualized) increased from 6.2% for the six months ending June 30, 1997 to 8.0% for the quarter ending June 30, 1998. Furthermore, as a consequence of the decrease in legal and foreclosure expenses net income increased to $408,595 for June 30, 1998, an increase of $91,400 or approximately 29% from June 30, 1997. Most of the significant legal expenses in 1997 were attributable to one case which is presently being appealed. As legal expenses relating to the appeal accrue, legal expenses may again increase.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1998, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans and commercial property loans in the portfolio, and thereby reduce the concentration of loans secured by developed and undeveloped property. Management expects loans secured by residential and commercial property to result in fewer nonearning loans and OREOs. Historically, loans secured by developed and undeveloped land have contributed significantly to increased OREOs and nonearning loans, resulting in the decline in yields. In addition, CLS has adopted a stricter, more conservative appraisal review practice in 1997; it also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. In

1998, CLS adopted internal policies designed to ensure that no more than 15% of the loan portfolio is comprised of loans secured by developed property and no more than 5% of the loan portfolio is comprised of loans secured by undeveloped property. Additionally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

In 1997, CLS's and the Company's goals with the respect to the loan portfolio were to reduce the level of non-earning loans to 20% or less of total assets. At June 30, 1998, the Company's level of non-earning loans to total assets was 17.2%. Having achieved this goal, CLS's and the Company's revised goals with respect to the Company's loan portfolio are to reduce the level of nonearning loans to 10% or less of total assets, reduce the level of OREOs to 10% or less of total assets, and to increase the annual yield to 9.5% or more. No assurance can be given that these goals will be achieved timely.

Quarter Ended June 30, 1998 Compared to the Quarter Ended June 30, 1997.

GENERAL. The Company's net income increased 31%, to $222,578, for the quarter ended June 30, 1998, from $170,167 for the quarter ended June 30, 1997. This increase was primarily a result of a decrease in legal and foreclosure expenses as outlined above.

Return on average assets (annualized) was 8.0% for the quarter ended June 30, 1998, as compared to 6.2%, for the quarter ended June 30, 1997. Total assets increased .9%, to $11,181,333, at June 30, 1998, from $11,081,875 at June 30,
1997. This increase in the return on assets is directly attributable to increases in interest income and gains on sales of real estate, and an even greater reduction in total operating expenses. The Company achieved these results by primarily reducing its level of non-earning assets. Since June 30, 1997, earning loans have increased by $947,163 and non-earning loans have decreased by $817,059. Real estate owned decreased $271,745 for the year.

REVENUES. The Company's revenues increased 6.5%, to $295,437, for the quarter ended June 30, 1998, from $277,383 in the prior year. This modest increase is viewed as a welcome trend of increasing interest income by management. This increase of interest income was primarily attributable to the decrease in nonearning loans and OREOs as a percentage of total assets as outlined above and a decrease of expenses as outlined above.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis is expected to result in a gradual decline of the loan portfolio's weighted average interest rate. Lower interest income as a result of lower interest rates is expected to be offset with a higher percentage of earning loans to total assets.

TOTAL EXPENSES. Total expenses decreased 18.1%, to $99,139, for the quarter ended June 30, 1998, as compared to $121,089 for the quarter ended June 30, 1997. This was a decrease of $21,950. The decrease in total expenses is directly attributable to a decrease in foreclosure expenses of $17,439 and a decrease in legal expenses of $5,583. These expenses were higher in 1997 due to legal proceedings related to loan collection and OREO foreclosure costs. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

Management fees paid to CLS for the quarter ended June 30, 1998 were $41,771, as compared to $41,598 in 1997.

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

TOTAL EXPENSES. Total expenses increased 93.9%, to $121,089, for the quarter ended June 30, 1997, as compared to $62,462 for the quarter ended June 30, 1996. This was an increase of $58,627. The increase in total expenses is directly attributable to an increase in legal expenses of $29,131. Legal expenses were higher due to legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of legal costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. Management expects legal expenses to decrease significantly in future quarters. Other expenses, primarily expenses relating to non-earning loans and OREOs increased $24,018. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties. Management fees paid to CLS for the quarter ended June 30, 1997 were $41,598, as compared to $40,497 in 1996.

Liquidity and Capital Resources. Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow or issue additional securities. The Company's ability to service borrowing is dependent upon its interest income.

The Company's total shareholders' equity decreased to $10,934,164 at June 30, 1998, from $10,936,500 at June 30, 1997. At June 30, 1998, shareholders'
equity was 97.79% of total assets, compared to 98.69% at June 30, 1997. At June 30, 1998, the Company held cash of $400,026.

Effects of Inflation and Changing Prices. The primary impact of inflation on the Company's operations is increased asset yields and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

The Year 2000 Issue. The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the "Year 2000" issue, and is developing an implementation plan to resolve the issue. Briefly stated, the Year 2000 issue is the result of computer programs written to identify a particular year in two digits as opposed to four; the problem arises with respect to time-sensitive programs that may confuse the year 2000 with 1900, or for that matter, any year ending in "00". This could lead to major system failures or miscalculations. The Company presently believes that it can modify its existing software and, in some instances, convert to new software, thereby avoiding any internally-generated operational problems. The cost of these modifications and conversions is not expected to be material.

The Company cannot predict whether other persons and entities with whom it shares computer data will have modified its software to address the Year 2000 issue in a timely and comprehensive manner. As a consequence, there exists the possibility that the Company's systems could be "contaminated" by externally-generated data, which could result in operational problems. Whether these problems will occur and, if so, their extent, cannot presently be determined.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders was held on Tuesday, May 26, 1998 in Spokane, Washington. Matters 1 and 2 below were submitted to a vote of the shareholders as of the record date being the close of business on March 31, 1998. These matters required the affirmative vote of a majority of the shares present at the annual meeting, in person or by proxy, and were approved as follows:.


   1.  Election of Directors:

           Nominee                For            Against         Abstain
           -------                ---            -------         -------

     H. E. Brazington           1,363,266         1,091           25,831
     Stanley E. Brazington      1,363,266         1,091           25,831
     Robert C. Brown            1,363,266         1,091           25,831
     Dr. Vaughn Ransom          1,363,266         1,091           25,831
     Vern W. Haworth            1,363,266         1,091           25,831
     Douglas M. O'Coyne         1,363,266         1,091           25,831
     Elden Sorensen             1,363,266         1,091           25,831
     Dr. David W. Hanson        1,363,266         1,091           25,831
     C. Patrick Craigen         1,363,266         1,091           25,831

   2.  Ratification of Independent Auditor

   Approval of the firm of McFarland & Alton, P.S. as independent auditor for the Company.

                                  For            Against         Abstain
                                  ---            -------         -------
                               1,376,190          3,480          10,518

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


Form 8-K. No reports on Form 8-K were filed by the registrant during the second quarter of 1998.

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

Dated: August 12, 1998