Form 10QSB
period 1998-09-30
OPPORTUNITY MANAGEMENT CO INC
filed 1998-11-13
CIK 912395

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
             For the quarterly period ended September 30, 1998
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended September 30, 1998 were $233,969. The aggregate market value of the voting stock held by non-affiliates at October 1, 1998, based on an assumed value of $5.00 per share, was $10,214,696. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                  OPPORTUNITY MANAGEMENT COMPANY, INC.
          QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                           SEPTEMBER 30, 1998

                             TABLE OF CONTENTS


SAFE HARBOR STATEMENT

                                                                         Page
PART I

     Item 1:  Financial Statements. . . . . . . . . . . . . . . . . . . .  1

     Item 2:  Management's Discussion and Analysis of Financial
              Condition & Results of Operation. . . . . . . . . . . . . . 12

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

The Company purchases high-risk loans made by CLS to borrowers who typically do not qualify for financing from conventional lending sources. Virtually all of these loans are secured by liens on real property having appraised or tax assessed values substantially in excess of the loan amounts. In determining whether to purchase a loan, the Company is primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. High rates of delinquency are typical in a loan portfolio of this composition and such rates can be expected to continue in the future. The Company anticipates that, at any given time, 20% to 30% or even more of the loans in the portfolio will be delinquent by at least 90 days and will be determined to be nonearning loans. (For the year ended December 31, 1997, for example, approximately 21% of the Company's portfolio was comprised on nonearning loans.) The Company also anticipates that, at any given time, it will hold properties obtained through foreclosure or by other means for resale, and that it will incur substantial costs in holding these properties and readying them for resale. (For the year ended December 31, 1997, for example, the book value of properties held for sale was $2,208,231.) Other real estate owned ("OREO"), nonearning loans and costs have reduced the amount of dividends payable to the Company's shareholders and will reduce the amount of future dividends if the Company is unable to take corrective measures to improve the quality of its loan portfolio.

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

Most of the loans in the Company's portfolio are secured by real property (or, to a lesser extent, personal property) located in Eastern Washington and Northern Idaho. Unfavorable economic conditions affecting the region would

                                   (ii)
likely result in increased loan delinquencies and a widespread decline in the market values of the property given as security for these loans. Were this to occur, the Company may not be able to recover the outstanding amounts of its loans through foreclosure or other collection proceedings, in which event substantial losses would occur.

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

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio, the sale proceeds of OREO and, to a lesser extent, from reinvested dividends paid to the Company's shareholders. The Company has not funded its operations from borrowing and as a result has not incurred interest rate risks commensurate with those of conventional lending institutions. This could change, however, in the event the Company borrows funds for operations. The Company has no present plans to borrow money and probably will not undertake to borrow money until efforts to improve the quality and yield of its loan portfolio have been successfully undertaken. Pending such improvement, and in the absence of additional funding from other sources such as the sale of additional shares of common stock, the size of the Company's portfolio can be expected to remain fairly constant.

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







                                   (iii)

                                 PART I

Item 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CONDITION
SEPTEMBER 30, 1998 AND 1997

ASSETS

                                                 -----------------------------
                                                      1998            1997
                                                 -----------------------------
  Loans receivable, earning                       $ 6,713,581     $ 6,358,455
  Loans receivable, nonearning                      2,251,483       2,430,891
                                                  ------------    ------------
                                                    8,965,064       8,789,346
  Real estate held for sale                         1,860,648       1,956,557
                                                  ------------    ------------
                                                   10,825,712      10,745,903
  Allowance for losses                                (90,328)       (154,556)
                                                  ------------    ------------

     NET LOANS AND REAL ESTATE (Notes 2, 3, and 5) 10,735,384      10,591,347

  Cash and cash equivalents                           274,019         482,053
  Accrued interest receivable                          65,972          65,508
  Other assets (Note 5)                                27,110           2,002
                                                  ------------    ------------
     TOTAL ASSETS                                 $11,102,485     $11,140,910
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                               $     26,924    $     27,437
  Accrued cash dividends payable to stockholders      141,397         176,850
                                                  ------------   -------------
     TOTAL LIABILITIES                                168,321         204,287
                                                  ------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000 shares
  authorized; 1998, 2,244,012 shares; 1997,
  2,244,504 shares, issued and outstanding         11,138,987      11,141,446
  Undistributed income (expense)                     (204,823)       (204,823)
                                                  ------------    ------------
                                                   10,934,164      10,936,623
                                                  ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,102,485     $11,140,910
                                                  ============    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 -----------------------------
                                                      1998            1997
                                                 -----------------------------
REVENUES
  Interest income on residential loans           $   463,248      $   460,259
  Interest income on commercial loans                324,553          363,827
  Interest income on bank accounts                     8,534            6,556
  Other income                                            88              645
                                                 ------------     ------------
     TOTAL REVENUES                                  796,423          831,287
                                                 ------------     ------------
EXPENSES
  Management fees - related party (Note 5)           125,295          124,771
  Provision for loan and real estate losses (Note 3)   7,188           35,000
  Foreclosure expenses                                26,228           72,268
  Real estate expenses, net of rental income          80,343           60,874
  Accounting and auditing expenses                    19,693           30,533
  Legal expenses (Note 5)                              2,278           24,086
  Business and occupational taxes                      6,655            6,421
  Director compensation                                5,400            4,400
  Other expense                                        2,515              661
                                                  -----------     ------------
     TOTAL EXPENSES                                  275,595          359,014
                                                  -----------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       520,828          472,273

Gain on sale of real estate (Note 4)                  28,941           20,752
                                                 ------------     ------------
     NET INCOME                                  $   549,769      $   493,025
                                                 ============     ============

Basic earnings per common share (Note 2)         $      0.25      $      0.22
                                                 ============     ============

Weighted average shares outstanding                2,244,409        2,242,752
                                                 ============     ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 1998

                                                 -----------------------------
                                                      1998            1997
                                                 -----------------------------
REVENUES
  Interest income on residential loans           $   140,058      $   154,351
  Interest income on commercial loans                 91,741          124,085
  Interest income on bank accounts                     2,170            2,722
  Other income                                             0              459
                                                 ------------     ------------
     TOTAL REVENUES                                  233,969          281,617
                                                 ------------     ------------

EXPENSES
  Management fees - related party (Note 5)            41,771           41,780
  Provision for loan and real estate losses (Note 3)   7,188           35,000
  Foreclosure expenses                                16,306           15,432
  Real estate expenses, net of rental income          14,130            7,819
  Rental property expenses                             2,075              834
  Accounting and auditing expenses                     6,537            5,468
  Legal expenses (Note 5)                                860            3,171
  Business and occupational taxes                      2,377            2,036
  Director compensation                                2,600            1,000
  Other expense                                           75              126
                                                 ------------     ------------
     TOTAL EXPENSES                                   93,919          112,666
                                                 ------------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       140,050          168,951

Gain on sale of real estate (Note 4)                   1,123            6,879
                                                 ------------     ------------
     NET INCOME                                  $   141,173      $   175,830
                                                 ============     ============
Basic earnings per common share (Note 2)         $      0.06      $      0.08
                                                 ============     ============
Weighted average shares outstanding                2,244,012        2,268,900
                                                 ============     ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                              Common Stock       Undistributed      Total
                        -----------------------     Income      Stockholders'
                            Shares     Amount      (Expense)        Equity
                            ------     ------    -------------  -------------

Balance, December 31, 1997 2,244,504  $11,141,446  $(204,823)    $10,936,623

Net Income                         -            -    549,769         549,769

Rescinded dividends             (492)      (2,459)         -          (2,459)

Cash dividends                     -            -   (549,769)       (549,769)
                            --------- ------------ ----------    ------------
Balance, September 30, 1998 2,244,012 $11,138,987  $(204,823)    $10,934,164
                            ========= ===========  ==========    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 -----------------------------
                                                      1998            1997
                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   549,769      $   493,025
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan and real estate losses           7,188           35,000
   Amortization of discounts on loans                 (1,255)         (14,946)
   Gains on sale of real estate                      (28,941)         (20,752)
   (Increase) decrease in:
     Accrued interest receivable                      10,527           17,524
     Other assets                                     (4,797)            (143)
   Increase (decrease) in:
     Accrued expenses                                 (5,013)           1,459
                                                 ------------     ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     527,478          511,167
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                          (2,379,491)      (3,531,601)
  Principal reductions and maturities of loans     2,083,758        3,428,814
  Proceeds from sales and other transactions of
    real estate owned                                356,029          279,280
  Advances of costs associated with other real estate(74,563)         (65,401)
                                                  ------------     -----------
     CASH FLOWS USED IN INVESTING ACTIVITIES         (14,267)         111,092
                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                             -            3,291
  Rescinded dividends paid                            (2,459)          (8,806)
  Cash dividends paid to stockholders               (572,343)        (351,843)
                                                  ------------     -----------
     CASH FLOWS USED BY FINANCING ACTIVITIES        (574,802)        (357,358)
                                                  ------------     -----------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS(61,591)         264,901

Cash and cash equivalents, January 1st            $  335,610       $  217,152
                                                  -----------      -----------
Cash and cash equivalents, September 30th         $  274,019       $  482,053
                                                  ===========      ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 -----------------------------
                                                      1998            1997
                                                 -----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                         $         -   $   100,302

Acquisition of real estate in settlement of loans   $   277,755   $ 1,139,618

Charge offs against the allowance                   $   101,563   $    36,932

New contracts made in connection with sales of
  real estate                                       $   269,846   $   152,390

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

                                                         1998        1997
                                                      ----------  ----------
Cash dividends paid                                   $ 572,343   $ 351,843
Dividends reinvested in stock                                 -     100,302
Accrued dividends, September 30th                       141,397     176,850
Accrued dividends, January 1st                         (163,963)   (135,293)
Accrued fractional shares not paid                            -        (677)
                                                      ----------  ----------
     Dividends on common stock                          549,777     493,025

Dividends paid or accrued in excess of net income            (8)          -
                                                      ----------  ----------
     NET INCOME                                       $ 549,769   $ 493,025
                                                      ==========  ==========
Cash dividends - accrual basis                        $ 549,769   $ 392,723
Dividends reinvested in stock - accrual basis                 -     100,302
                                                      ----------  ----------
     NET INCOME                                       $ 549,769   $ 493,025
                                                      ==========  ==========

Earnings per share:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Note 2.  Accounting Changes

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (EPS). Under the SFAS earnings per share is presented for basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive stock convertibles at September 30, 1998 or 1997.

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at September 30, 1998 and 1997, consists of the following:

                                                         1998        1997
                                                      ----------  ----------
First mortgage loans                                  $7,821,428  $7,490,207
Second mortgage loans                                    242,652     382,845
Loans secured by personal property and real estate       900,984     916,294
                                                      ----------  ----------
                                                      $8,965,064  $8,789,346
                                                      ==========  ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at September 30, 1998 and 1997, are as follows:

                                                         1998        1997
                                                      ----------  ----------
Commercial                                            $2,442,672  $2,038,479
Single and multiple family residential                 2,143,715   2,177,945
Rural single and multiple family residential           1,495,380   1,505,942
Developed land                                         1,458,062   1,348,588
Undeveloped land                                         441,719     742,098
Manufactured homes on real property                      883,256     916,294
Agricultural                                             100,260      60,000
                                                      ----------  ----------
                                                      $8,965,064  $8,789,346

Real estate held for sale at September 30, 1998 and 1997, consists of the following:
                                                         1998        1997
                                                      ----------  ----------
Commercial                                            $  183,837  $  231,809
Single and multiple family residential                   163,050     145,252
Rural single and multiple family residential             227,143     422,306
Developed land                                         1,115,783     912,369
Undeveloped land                                          85,913     102,739
Manufactured homes on real property                       75,146     112,306
Agricultural                                               9,776       9,776
                                                      ----------   ---------
                                                      $1,860,648  $1,956,557
                                                      ==========  ==========

An analysis of the changes in the allowance for losses is as follows:

                                                         1998        1997
                                                      ----------  ----------
Balance, January 1st                                  $  182,745  $  156,391

Provision charged to expense                               7,188      35,000
Recoveries                                                 1,958          97
Charge off of losses on sale of real estate owned       (101,563)    (36,932)
                                                      -----------  ----------
Balance, September 30th                               $   90,328   $ 154,556
                                                      ===========  ==========

Gains on sale of real estate, which are included in the statements of income, were $28,941 and $20,752 for the nine months ended September 30, 1998 and 1997, respectively.

Impairment of loans having a recorded investment of $2,251,483 and $2,430,891 at September 30, 1998 and 1997, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at September 30, 1998 and 1997, respectively. The average impaired loans during 1998 and 1997 was $2,074,997 and $3,316,616, respectively.

Included in the allowance for losses is a $63,971 and $151,980 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at September 30, 1998 and 1997, respectively. There were no additional impairment losses resulting from changes in carrying amounts for the nine months ended September 30, 1998.

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

                                                         1998        1997
                                                      ----------  ----------
Income before taxes on income                         $ 549,769   $ 493,025
Federal income taxes at statutory rates                (186,921)   (167,629)
                                                      ----------  ----------
Net Income                                            $ 362,848   $ 325,396
                                                      ==========  ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the nine months ended September 30, 1998 and 1997. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

MANAGEMENT FEES:
CLS provides office space, administrative, accounting, computer, and other services to the Company. For the nine months ended September 30, 1998 and 1997, $125,295 and $124,771, respectively, were paid for these services in accordance with a management agreement. For 1998 and 1997 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS at September 30, 1998 and 1997, were $13,924 and $13,927, respectively. The Company is relying on CLS to manage its day-to-day operations as its administrative manager. The president and chairman of the Company is also the president of CLS. The president and his wife own 1.09% of the common stock of the Company. The two sole stockholders of CLS directly and indirectly own 3.49% of the common stock of the Company and 100% of the stock of CLS at September 30, 1998.

ESCROW SERVICES:
CLS Escrow provides the Company with escrow services. The stockholders of CLS collectively own 50% of the outstanding shares of CLS Escrow.

LOAN PLACEMENT FEES:
Loans are purchased from or brokered by CLS. CLS earns a 6-12% loan placement fee from the borrowers of the monies loaned by the Company. For the nine months ended September 30, 1998 and 1997, CLS received $153,618 and $282,363, respectively, in loan placement fees (Note 1).

LOANS:
During the second quarter of 1997, a loan was made to CLS which is included in loans receivable on the statements of condition. The unsecured note matures on May 30, 2000, and bears interest at a rate of 12%. At September 30, 1998, the loan receivable balance was $67,000.

OTHER ASSETS:
At September 30, 1998, included in other assets is a $7,609 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at September 30, 1998) of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

OVERVIEW. During 1995 and 1996, the Company experienced negative trends in non-earning assets. Non-earning loans increased from $964,238 at December 31, 1994 to $3,225,033 at December 31, 1996. OREOs increased from $662,874 at
December 31, 1994 to $1,220,140 at December 31, 1996.   However, non-earning
assets stabilized in 1997 and have continued to remain stable in 1998. Non-earning loans were $2,251,483 and OREOs were $1,860,648 for the quarter ending September 30, 1998. The ratio of non-earning loans and OREO to total ending assets decreased from 39.4% at September 30, 1997 to 37.0% in 1998.
Nonearning loans as a percentage of ending total assets decreased from 21.8% at September 30, 1997 to 20.3% at September 30, 1998. Additionally, OREO as a percentage of ending total assets decreased from 17.6% at September 30, 1997 to 16.8% at September 30, 1998.

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

Total expenses decreased to $275,595 for the nine months ending September 30, 1998 from $359,014 for the nine months ending September 30, 1997. This dramatic decrease in expenses is directly related to a decrease in legal expenses and foreclosure expenses. Legal expenses for the nine months ending September 30, 1998 were $2,278 whereas legal expenses for the nine months ending September 30, 1997 were $24,086. Foreclosure expenses decreased to $26,228 for the nine months ending September 30, 1998 from $72,268 for the nine months ending September 30, 1997. As a direct result of the decrease in legal and foreclosure expenses, the net income to total assets (annualized) increased from 5.9% for the nine months ending September 30, 1997 to 6.6% for the nine months ending September 30, 1998. Furthermore, as a consequence of the decrease in legal and foreclosure expenses net income increased to $549,769 for the nine months ending September 30, 1998, an increase of $56,744 or approximately 12% for the same time period of 1997. Most of the significant legal expenses in 1997 were attributable to one case which is presently being appealed. As legal expenses relating to the appeal accrue, legal expenses may again increase.

Management of the Company and CLS do not expect overall economic conditions to improve significantly in 1998, and, as a consequence, CLS has implemented a number of internal measures designed to improve the quality of the loans it originates and sells to the Company. One of these measures is a change in the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans and commercial property loans in the portfolio, and thereby reduce the concentration of loans secured by developed and undeveloped property. Management expects loans secured by residential and commercial property to result in fewer nonearning loans and OREOs. Historically, loans secured by developed and undeveloped land have contributed significantly to increased OREOs and nonearning loans, resulting in the decline in yields. In addition, CLS adopted a stricter, more conservative appraisal review practice in 1997; it also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. In 1998, CLS adopted internal policies designed to ensure that no more than 15% of the loan portfolio is comprised of loans secured by developed property and no more than 5% of the loan portfolio is comprised of loans secured by undeveloped property. Additionally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

In 1997, CLS's and the Company's goals with the respect to the loan portfolio were to reduce the level of non-earning loans to 20% or less of total assets. At September 30, 1998 the Company's level of non-earning loans to total assets was 20%. Having achieved this goal, CLS's and the Company's revised goals with respect to the Company's loan portfolio are to reduce the level of nonearning loans to 10% or less of total assets, reduce the level of OREOs to 10% or less of total assets, and to increase the annual yield to 9.5% or more. No assurance can be given that these goals will be achieved timely.

Quarter Ended September 30, 1998 Compared to the Quarter Ended September 30,
1997.

GENERAL. The Company's net income decreased 19.7%, to $141,173, for the quarter ended September 30, 1998, from $175,830 for the quarter ended September 30, 1997. This decrease in income was primarily a result of an increase in nonearning loans from the quarter ending June 30, 1998 to the quarter ending September 30, 1998. Nonearning loans as a percentage of total loans increased from 21.5% to 25.1%. Comparing this increase in nonearning loans to the corresponding period in 1997 reveals that in 1997 the exact opposite happened.

Return on average assets (annualized) was 5.1% at September 30, 1998, as compared to 6.3%, at September 30, 1997. This decrease in the return on assets is directly attributable to decreases in interest income.

Nonearning loans and OREO to total assets peaked at 44.4% on June 30, 1997. For the quarter ending September 30, 1997, nonearning loans and OREO to total assets decreased to 39.4%. Nonearning loans and OREO to total assets have remained stable for the past year with a slight downward trend. This past quarter ending September 30, 1998, this ratio was 37.0%.

REVENUES. The Company's revenues decreased 16.9%, to $233,969, for the quarter ended September 30, 1998, from $281,617 for the same quarter in 1997. As noted above this decrease is the result of an increase in nonearning loans which directly reduces interest income. It is too early to tell if this increase in nonearning loans is a temporary fluctuation or the beginning of a trend.

Prior to March of 1996 management's strategy was to fund high interest rate loans (15% - 16%) secured by residential, land and mobile home, commercial, agricultural, developed land and undeveloped land. These loans were underwritten with an emphasis on the security and less emphasis on the makers character and ability to repay the obligation. After March of 1996, loans have been underwritten with more emphasis on the maker's character and ability to repay. To compete for these loans in the market, the interest rates of said loans are 12% to 16%. This change in emphasis is expected to result in a gradual decline of the loan portfolio's weighted average interest rate. Lower interest income as a result of lower interest rates is expected to be offset with a higher percentage of earning loans to total assets.

TOTAL EXPENSES. Total expenses decreased 16.6%, to $93,919, for the quarter ended September 30, 1998, as compared to $112,666 for the quarter ended September 30, 1997. This was a decrease of $18,747. The decrease in total expenses is directly attributable to a decrease in provision for loan and real estate losses of $27,812.

Management fees paid to CLS for the quarter ended September 30, 1998 were $41,771, as compared to $41,780 in 1997.

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996.

GENERAL. The Company's net income decreased 9.9%, to $175,830, for the quarter ended September 30, 1997, from $195,166 for the quarter ended September 30, 1996. This decrease was primarily a result of an increase in nonearning loans, an increase in the provision for loan and real estate losses and an increase in other expenses directly associated with foreclosure, collection and OREO expenses.

INTEREST INCOME. The Company's interest income decreased 1.7%, to $281,158, for the quarter ended September 30, 1997, from $276,336 in the prior year.

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

The Company's total shareholders' equity decreased to $10,934,164 at September 30, 1998, from $10,936,623 at September 30, 1997. At September 30, 1998,
shareholders' equity was 98.32% of total assets, compared to 98.35% at September 30, 1997. At September 30, 1998, the Company held cash of $274,019.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the third quarter of 1998.

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


Form 8-K. No reports on Form 8-K were filed by the registrant during the third quarter of 1998.

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

Dated: October 12, 1998