Form 10KSB
period 1998-12-31
OPPORTUNITY MANAGEMENT CO INC
filed 1999-03-30
CIK 912395

                                FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                For the fiscal year ended December 31, 1998
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $993,518. The aggregate market value of the voting stock held by non-affiliates at March 1, 1998, based on an assumed value of $5.00 per share, was $10,189,639. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                  OPPORTUNITY MANAGEMENT COMPANY, INC.
            ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR
                         ENDED DECEMBER 31, 1998

                             TABLE OF CONTENTS

SAFE HARBOR STATEMENT
                                                                         Page
PART I

     Item 1:  Description of Business. . . . . . . . . . . . . . . . . . .  1

     Item 2:  Description of Property. . . . . . . . . . . . . . . . . . . 14

     Item 3:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 14

     Item 4:  Submission of Matters to a Vote of Security Holders. . . . . 14


PART II

     Item 5:  Market for Common Equity and Related Stockholder Matters . . 15

     Item 6:  Management's Discussion and Analysis or Plan of Operation. . 16

     Item 7:  Financial Statements . . . . . . . . . . . . . . . . . . . . 20

     Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . 20


PART III

     Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act . 21

     Item 10: Executive Compensation . . . . . . . . . . . . . . . . . . . 22

     Item 11: Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . 22

     Item 12: Certain Relationships and Related Transactions . . . . . . . 23

     Item 13: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 24

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

The Company purchases high-risk loans made by CLS to borrowers who typically do not qualify for financing from conventional lending sources. Virtually all of these loans are secured by liens on real property having appraised or tax assessed values substantially in excess of the loan amounts. In determining whether to purchase a loan, the Company is primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. High rates of delinquency are typical in a loan portfolio of this composition and such rates can be expected to continue in the future. The Company anticipates that, at any given time, 20% to 30% or even more of the loans in the portfolio will be delinquent by at least 90 days and will be determined to be non-earning loans. (For the year ended December 31, 1998, for example, approximately 29% of the Company's portfolio was comprised of non-earning loans.) The Company also anticipates that, at any given time, it will hold properties obtained through foreclosure or by other means for resale, and that it will incur substantial costs in holding these properties and readying them for resale. (For the year ended December 31, 1998, for example, the book value of properties held for sale was $1,850,015.) Other real estate owned ("OREO"), non-earning loans and costs have reduced the amount of dividends payable to the Company's shareholders and will reduce the amount of future dividends if the Company is unable to take corrective measures to improve the quality of its loan portfolio.

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



















                                   (iv)

                                  PART I


Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF THE COMPANY

Opportunity Management Company, Inc. (the "Company") is engaged in the business of purchasing and holding high-risk loans made primarily to borrowers located in Eastern Washington and Northern Idaho, and to a lesser extent, Northwestern Montana, with the objective of earning current income for its shareholders. The Company was organized as a Washington corporation in 1988 and commenced operations in May of 1989.

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

Since its inception, the Company has acquired substantially all of its loans from CLS Mortgage, Inc. ("CLS"), which is affiliated with the Company. CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1998, 1997, and 1996, approximately 80%, 80% and 80%, respectively, of loans originated by CLS were conforming and nonconforming loans meeting institutional underwriting guidelines. Virtually all of these conforming and nonconforming loans are sold by CLS to other financial institutions.

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

The Company's initial loan purchases were funded from the sale of shares of its common stock. Thereafter, such purchases have been funded from repayments of principal on outstanding loans in its portfolio and, to a lesser extent, from reinvested dividends paid to the Company's shareholders. The Company has historically offered and sold its common stock to the public at the price of $5.00 per share pursuant to a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and a related prospectus. During the years ended December 31, 1997 and 1996, 20,000 and 122,553 shares of common stock were purchased in such offering, yielding net proceeds to the Company of approximately $100,000 and $600,000, respectively, after deduction of offering expenses. During the years ended December 31, 1997 and 1996, approximately 97% and 67%, respectively, of these shares were purchased by existing shareholders of the Company who elected to reinvest cash dividends declared and paid by the Company in such years pursuant to an informal dividend reinvestment plan maintained by the Company, and the remainder of such shares were purchased by existing or new investors using other funds. During the year ended December 31, 1998, zero shares of common stock were purchased in such offering, which resulted in zero net proceeds to the company.

The Company terminated the dividend reinvestment program in July 1997 and simultaneously filed a post-effective amendment to its Securities Act registration statement, withdrawing from registration those shares of common stock that remained unsold. The Company's stock is not currently listed, traded or quoted on any secondary securities market or system, and no application for listing or trading privileges has yet been filed. The Company does not expect to make application for listing or trading privileges in 1999.

It is the Company's policy to declare and pay dividends on its common stock no less often than quarterly, at rates determined by the interest income and gain from the sale of real property received during the prior quarter. In order to maintain its status as a REIT, the Company must distribute at least 95% of its taxable income in each year.

The Company may seek to borrow funds from one or more financial institutions to augment the funding of loan purchases after 1999. Whether and to what extent the Company engages in such borrowing will depend on a number of factors, including its ability to improve the quality and yield of its loan portfolio, then prevailing interest rates and the effect, if any, of such rates on the Company's income. It is unlikely the Company will rely materially on borrowed money to fund loan purchases, particularly if such borrowing materially reduce dividends otherwise payable to the Company's shareholders. In such event, the Company may seek other financing alternatives, including, possibly, the offer and sale of additional shares of its common stock.

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

REDUCTION IN LEVEL OF NON-EARNING LOANS. Non-earning loans, which are defined as loans which are 90 days or more delinquent, constituted 28.7%, 20.9% and 33.5% of the Company's loan portfolio at December 31, 1998, 1997, and 1996, respectively. As a consequence of the substantially increased level of non-earning loans during 1996 and 1995, the Company's portfolio yield significantly decreased. For the years ended December 31, 1998, 1997 and 1996, the yields on average loans in the loan portfolio were 11.2%, 12.1% and 12.5%, respectively.

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

INCREASE IN VOLUME OF ORIGINATED LOANS. CLS currently maintains loan origination offices in Spokane and Kennewick, Washington, and employs approximately fifteen full-time sales representatives. CLS also maintains relationships with in excess of 34 nonaffiliated mortgage brokers who refer loans for purchase or funding.

Despite these advantages, CLS expects to continue to encounter significant competition for loans from existing and new lenders in its market area. In order to compete favorably for these loans, CLS has hired more experienced loan officers, expand its advertising to include more radio advertising, direct mail, and conduct special marketing programs. These efforts will be designed to promote CLS's lending abilities to a broader audience of prospective borrowers, and to ensure a higher quality of borrowers. CLS also intends to continue offering fixed rate loans to its borrowers, as opposed to variable rate loans such as those offered by many of its competitors. CLS believes it can compete favorably with these other lenders, even though the fixed rates of interest it charges may be higher than the starting rates charged under the variable loans.

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

SECURITY FOR LOANS; COMPOSITION OF LOAN PORTFOLIO

Most of the loans acquired by the Company are secured by first liens on real property evidenced by deeds of trust or mortgages, or by assignments of recorded real estate purchase contracts. Where appropriate, the Company may also occasionally purchase loans secured by second mortgages and by liens on personal property such as mobile homes. The real property underlying such liens is located primarily in Eastern Washington and Northern Idaho, and to a lesser extent, Northwestern Montana. At December 31, 1998, 1997 and 1996, 84%, 88% and 85%, respectively, of the loans held by the Company were secured by first liens on real property. At such dates, loans secured by real property categorized as single and multi-family residential real property comprised 38.9%, 46.9% and 42.9% of the Company's total loans.

The following table sets forth, for the periods indicated, the categories of real property securing loans held by the Company, and the aggregate principal amounts of such loans and the percentage that each category bears to the total loans of the Company outstanding.


                               Amount and Percentage of Total Loans
                                              December 31
Type of Real Property  -------------------------------------------------------
   Security Loans             1998             1997               1996
---------------------         ----             ----               ----
Commercial             $2,415,466  27.2%  $1,741,417  20.1%  $1,934,661  20.1%
Single and multi-family
 residential            2,005,424  22.6%   2,382,735  27.5%   2,371,002  24.6%
Rural single and multi-
 family residential     1,459,863  16.4%   1,678,901  19.4%   1,760,819  18.3%
Manufactured homes on
  real property         1,090,299  12.3%     874,791  10.1%   1,002,629  10.4%
Agricultural               99,022   1.1%      72,984    .8%       9,758    .1%
Developed land          1,377,732  15.5%   1,415,820  16.3%   1,952,558  20.2%
Undeveloped land          437,947   4.9%     505,867   5.8%     605,878   6.3%
                       ---------- ------  ---------- ------  ---------- ------
                       $8,885,753 100.0%  $8,672,515 100.0%  $9,637,305 100.0%
                       ========== ======  ========== ======  ========== ======

At December 31, 1998, approximately 70% of the aggregate principal amount in the Company's loan portfolio was secured by real property located in Washington, and approximately 29% of such amount was secured by real property located in Idaho. The balance of such amount was primarily secured by real property located in Northwestern Montana.

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

LOAN ORIGINATION. CLS' administrative, underwriting and servicing operations together with a loan production staff are based in Spokane, Washington. In addition, CLS maintains a loan production office in Kennewick, Washington. CLS originates a variety of conforming and nonconforming loans, including loans to borrowers who generally do not qualify for credit from commercial banks, savings and loan associations, credit unions and other financial institutions. During the years ended December 31, 1998, 1997 and 1996, approximately 80%, 80% and 80%, respectively, of loans originated by CLS were conforming and nonconforming loans meeting institutional underwriting guidelines. Virtually all of these conforming and nonconforming loans are sold by CLS to other financial institutions.

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

Loans purchased by the Company are secured by real property and, in some instances, also by personal property. In determining which loans to purchase from CLS, the Company has been primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. During 1996, the Company reevaluated its selection criteria and began placing more emphasis on the borrower's creditworthiness and ability to repay the loan; this practice is expected to continue in the future, as part of the Company's overall effort to decrease the level of non-earning loans in the portfolio. In determining whether to make a loan, CLS relies on credit reports prepared by a local credit reporting service and also elicits information concerning a borrower's income and employment status; CLS generally does not attempt to verify the accuracy or completeness of such information, however, relying, instead, on the borrower's written representations as to such matters in the loan application.

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

LOAN SERVICING. Most of the loans sold to the Company, are serviced by CLS Escrow, Inc., which is affiliated with CLS and the Company; those loans that are not serviced by CLS Escrow are serviced by an independent escrow service. Loan servicing includes matters associated with the closing of the loan itself, including the recording of appropriate security instruments, the retention of closing documents, the maintenance of records of payment under the loan documents, notification of the borrower in the event of delinquency and, if necessary, the retention of counsel to pursue collection or foreclosure remedies available to CLS.

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

Unless circumstances dictate otherwise, it is CLS's policy to commence formal collection efforts whenever an account is more than 30 days past due. Regulations and practices regarding the liquidation of properties (namely, foreclosure) and the rights of the holder of the mortgage, deed or trust or other lien vary from state to state. Only if a delinquency cannot otherwise be cured will CLS determine that foreclosure is the appropriate course of action.

Normally, CLS determines that purchasing a property securing a loan will minimize the loss associated with the defaulted loan, the Company will then bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

The Company anticipates that, at any given time, approximately 20% to 30% of the loans in the loan portfolio will be at least 90 days delinquent. At December 31, 1998, 1997 and 1996, 28.7%, 20.9% and 33.5%, respectively, of the principal balance of loans in the portfolio were delinquent in payment by 90 days or more and were therefore accounted for as non-earning loans. For the years ended December 31, 1998, 1997 and 1996, the yields on average loans in the loan portfolio were 11.2%, 12.1% and 12.5%, respectively. During the years ended December 31, 1998, 1997 and 1996, the yields on commercial loans in the portfolio were 9.6%, 12.0% and 11.7%, respectively. The yields on residential loans were 12.6%, 12.2% and 13.2% in 1998, 1997 and 1996, respectively.

The following table illustrates, for the periods indicated, the Company's loan delinquency and loan and other real estate owned ("OREO") charge-off experience, and its gains on OREO.

                                               As of and for the years
                                                  ended December 31,
                                       ---------------------------------------
                                         1998            1997            1996
                                         ----            ----            ----
         30-59 days past due             16.5%           13.7%           18.5%
         60-89 days past due              5.8%           11.6%            6.8%
         90+ days past due               28.7%           20.9%           33.5%
         Loans and OREO charged-off
          against allowance, net       $101,563        $58,749         $56,065
         Loans and OREO charged-off
          against allowance, net, as
          a percentage of average
          total loans and OREO           0.94%           0.54%           0.52%
         Gains on sale of OREO         $65,352         $20,961         $20,313

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


                                      Amount and Percentage of OREO
                                               December 31
Type of Real Property   ------------------------------------------------------
  Comprising OREO             1998                1997              1996
                              ----                ----              ----
Commercial            $  183,837  10.0%  $  212,010   9.6%  $  127,442   10.4%
Single and multi-family
 residential             164,526   8.9%     167,904   7.6%     104,850    8.6%
Rural single and multi-
 family residential      227,048  12.3%     443,176  20.1%     209,506   17.2%
Manufactured homes on
 real property            71,045   3.8%     112,305   5.1%      60,144    4.9%
Agricultural               9,776   0.5%       9,775   0.4%           0      0%
Developed land         1,107,870  59.9%   1,160,421  52.5%     718,198   58.9%
Undeveloped land          85,913   4.6%     102,740   4.7%           0      0%
                      ---------- ------  ---------- ------  ----------  ------
                      $1,850,015 100.0%  $2,208,331 100.0%  $1,220,140  100.0%
                      ========== ======  ========== ======  ==========  ======

ANALYSIS OF ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES. The allowance for loan and real estate losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Company. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan and real estate portfolio, including delinquent and impaired loans, underlying collateral values and real estate less disposal costs of real estate, business conditions and historical loss experience. The allowance is increased by provisions charged to operations and is reduced by loans and real estate charged off, net of any recoveries. However, gains on the sale of real estate are recorded directly to income. The provision for loan and real estate losses of the Company, both absolutely and as a percentage of total loans and real estate, increased in 1998 relative to 1997, and the loan loss allowance, both absolutely and as a percentage of total loans and real estate, was higher at

December 31, 1998 as compared to 1997. The increase in the provision for loan and real estate losses and the loan loss allowance during the year is attributable to the significant increase in real estate held for sale and deterioration in certain property values during the year.

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

In addition, CLS Escrow receives closing and escrow fees equal to approximately 1% of the principal amount of the loan. During the year ended December 31, 1998, the loan placement fees and closing and escrow fees received by CLS and CLS Escrow, respectively, averaged approximately 5-6% and 1-2% of the principal amounts of the loans purchased by the Company. During the year ended December 31, 1998, CLS received loan placement fees of $197,228 and CLS Escrow received closing and escrow fees of $61,399. These fees constitute approximately 10% and 23% of the total revenues earned by CLS and CLS Escrow, respectively, during the most recent fiscal year. These fees are paid irrespective of the future performance of the loans acquired by the Company. Because of this fee structure, CLS may be deemed to have an incentive to encourage the acquisition of shorter term loans by the Company and to generally advocate a more rapid turn over of the Company's loan portfolio.

PROVISION OF MANAGEMENT SERVICES TO THE COMPANY

The Company has no employees. Instead, the Company contracts with CLS for the provision of management and related administrative, accounting, computer and other services necessary to the Company's operations. The Company's management contract with CLS is renewable annually and provides for the payment to CLS of monthly fees of up to one-twelfth of 2.0% of the assets under management or, alternatively one-twelfth of 2.0% of the number of outstanding shares of common stock of the Company at month end, provided such amount does not exceed the asset-based amount. The Company has historically paid CLS one-twelfth of 1.5% of the number of outstanding shares of common stock pursuant to this agreement. During the year ended December 31, 1998 and 1997, such management fees aggregated $167,066 and 166,551, respectively.

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

CLS is also required to comply with ECOA which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B, promulgated under ECOA, restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons thereof. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as the result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with a name and address of the reporting agency. Under RESPA and Regulation X thereunder, disclosures to certain borrowers are required to be made with prescribed time frames. Good-faith estimates of applicable closing costs are provided where required.

STATE USURY LAWS. All of the loans originated by CLS are made to high-risk borrowers residing in Eastern Washington and Northern Idaho, and, to a lesser extent, Northwestern Montana. These loans are secured primarily by real property located in these states.

Most of the loans offered and sold by CLS are made to borrowers residing in Washington. Washington has adopted fairly stringent usury laws, the violation of which can subject a usurious lender to significant liability.

RELIANCE ON THE BUSINESS PURPOSE EXCEPTION. Under Washington law, the highest rate of interest that generally may be charged by a lender of consumer debt is the greater of (i) 12% per annum or (ii) a per annum rate determined by adding four percentage points to the coupon equivalent yield from the most recent auction of 26-week treasury bills. (As of the date of this report, the highest rate of interest allowable in Washington for consumer debt was 12%; the coupon equivalent yield from the first auction of 26-week treasury bills in February of 1999 was 4.53%.) These limitations do not apply, however, to loans that are made for a commercial, business, investment or agricultural purpose; such loans are expressly excluded under the usury statute.

The Company believes those of its loans made by CLS primarily for a business purpose pose relatively little risk of liability under the usury statute. Nonetheless, the penalties for violation of the Washington usury statute are significant. If the borrower establishes either a claim or defense of usury in a lawsuit, then the creditor (in this case, the purchaser of the mortgage paper security) is entitled to receive only an amount equal to the principal of the loan less the amount of interest accruing thereon at the rate contracted for. If interest has been paid on the loan, the creditor is entitled to receive only an amount equal to the principal of the loan less twice the amount of interest paid thereon, and less the amount of all accrued
and unpaid interest.   The borrower is also entitled to recover his costs and
reasonable attorney fees. In addition, because a violation of Washington's usury statute is also a violation of the state's consumer protection act, treble damages may be assessed.

RELIANCE ON MONETARY CONTROL ACT PREEMPTION. The Company also believes that most of its loans are "federally related mortgage loans" within the meaning of Federal Depository Institution Deregulation and Monetary Control Act of 1980 (the "Monetary Control Act"), and that the Monetary Control Act by its terms preempts state usury restrictions. The Monetary Control Act provides, generally, that the laws of any state expressly limiting the rate or amount of interest shall not apply to any loan or mortgage which is (i) secured by a first lien on residential real property or by a lien on a residential manufactured home; (ii) made after March 31, 1980; and (iii) a federal related mortgage loan as defined in the Act.

Two issues arise in determining whether the Company may rely on the preemptive provisions of the Monetary Control Act: whether the loans funded by CLS and purchased by the Company are first lien loans, and whether the loans are federally related mortgage loans. Cases interpreting the Monetary Control Act have held that a "first lien" loan is a loan secured by a first mortgage; thus, any loans in the Company's portfolio secured by a second or third mortgage would not be preempted by the Act and would likely be subject to the usury statute unless such loans were made for a business or other excluded purpose.

A federally related mortgage loan is defined under the Monetary Control Act as a loan which (i) is made in whole or in part by any lender the deposits or accounts of which are insured by any agency of the federal government; (ii) is made in whole or in part by any lender which is itself regulated by any agency of the federal government; (iii) is made in whole or in part, or insured, guaranteed, supplemented, or assisted in any way, by the Secretary of Housing and Urban Development or any other officer or agency of the federal government or under or in connection with a housing or urban development program administered by any other such officer or agency; is eligible for purchase by the Federal National Mortgage Association, the Government National Mortgage Association, of the Federal Home Loan Mortgage Corporation, or from any financial institution from which it could be purchased by the Federal Home Loan Corporation; or (iv) is made in whole or in part by any "creditor," as defined under the Consumer Credit Protection Act of 1968, who makes or invests in residential real estate loans aggregating more than $1,000,000 per year.

If loans originated by CLS and purchased by the Company are deemed to be federally related mortgage loans, it is only because the Company meets the definition of a "creditor" within the meaning of the Consumer Credit Protection Act. A "creditor" is defined under such Act as "a person who both
(i) regularly extends, whether in connection with loans, sales of property or services, or otherwise consumer credit which is payable by agreement in more than four installments or for which the payment of a finance charge is or may be required, and (ii) is the person to whom the debt arising from the consumer credit transaction is initially payable on the face of the indebtedness." The Company believes it is a "creditor" within the meaning of the Consumer Credit Protection Act because it regularly extends consumer credit, such as credit used to pay personal or household expenses or debts.

Idaho has not adopted usury laws regulating the maximum rate of interest that may be charges by lenders such as CLS and the Company. The only restrictions currently prescribed by Idaho law relate to oral agreements to loan money; these restrictions are not applicable to loan transactions evidenced by written agreements, such as those originated by CLS.

Montana law prescribes the legal rate of interest generally permitted to be charged by written contract, which is the greater of 15% per annum or 6% above the prime rate of interest then in effect at major New York City banks. The penalty for making a usurious loan is forfeiture of an amount equal to twice the amount of interest received, reserved or charged to the borrower, and is recoverable through a court action, preceded by written demand, brought at any time within two years after payment by the borrower or its heirs, successors or assigns. Montana law exempts regulated lenders from these limitations, however, and from the operation of the usury statutes. Although there is some uncertainty in the law, CLS believes it would be deemed a regulated lender in Montana were the rates of interest on its loans challenged.

ENVIRONMENTAL MATTERS

Persons who are prior or present owners or operators of a property, among others, can be held liable under a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in their vicinities. These liabilities include the costs of cleaning up hazardous substances and materials, penalties and other assessments, which could be significant and may very well exceed the value of the property itself.

Hazardous substances and hazardous materials are defined under federal law to mean substances subject to reporting under Title III of the Superfund Amendments and Reauthorization Act of 1986 or the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"); the Resource Conservation and Recovery Act of 1976, as amended; petroleum, petroleum products; substances regulated by the Toxic Substance Control Act, as amended, or substances regulated by the Federal Insecticide, Fungicide and Rodenticide Act. Hazardous substances and hazardous materials are also defined under applicable state laws, such as the Washington Model Toxics Control Act ("WMCTA"), the Idaho Hazardous Substance Response Act ("IHSRA") and the Montana Comprehensive Environmental Cleanup and Responsibility Act ("MCECRA").

CERCLA and the WMCTA are the two principal statutes creating liability for the cleanup of hazardous substances in Washington. A person is liable under CERCLA or WMCTA if there has been a release or a threatened release of a hazardous substance from a vessel or facility that has caused the incurrence of response costs, and the party is a potentially responsible party ("PRP") under CERCLA or a potentially liable party ("PLP") under WMCTA.

PRPs and PLPs are persons or entities falling within one of four defined classes: the current owner or operator of the facility, which, as previously mentioned, would extend to a purchaser of mortgage paper securities who acquires title to, or otherwise has an ownership interest in, an affected property; the owner or operator of the property at the time of the disposal or release of the hazardous substance or material; generators, who are persons who arranged for the disposal of the hazardous substance or material; and transporters of the hazardous substance or material, if they chose the disposal site.

Liability under CERCLA and WMCTA is both strict, meaning that it can be found without regard to fault, and joint and several, meaning that a single party can be forced to pay for the entire cleanup, even if the party only contributed a small share. Persons found to be liable are responsible to the U.S. Environmental Protection Agency ("EPA") or the Washington Department of Ecology ("DOE") for all investigation and cleanup costs, for natural resource damages and for health assessments. Enforcement of this liability is achieved by administrative order, in which the government unilaterally orders a PRP/PLP to clean up a site; and by government suit, in which the EPA or the DOE may conduct the cleanup, then collect cleanup costs from the PRPs/PLPs. These governmental enforcement mechanisms generally are not subject to pre-enforcement judicial review, meaning that a PRP/PLP cannot obtain a judicial review of an EPA/DOE decision regarding liability until after a cleanup has been completed. In addition, both CERCLA and WMCTA provide an express cause of action for private party recovery of cleanup costs.

Lenders and others holding a security interest or other indicia of title primarily to protect a security interest in an affected property are specifically exempted from the definition of an owner or operator under CERCLA and WMCTA, provided they do not participate in the management of the property. However, significant uncertainty currently exists regarding what legally constitutes participation in the management of a site. As a consequence, purchasers of mortgage paper securities are cautioned not to place to great a reliance on the exemption.

CERCLA and WMCTA also provide certain defenses to a claim for liability. A PRP/PLP is not liable under either statute if it can establish that a release of hazardous substances or materials was caused solely by an act of God, an act of war, or an act or omission of a third party not in a contractual relationship with the liable party.

CERCLA and WMCTA further provide that a party is not liable if it can establish that it had no knowledge or reason to know that any hazardous substance or material was released or disposed upon the property. This is known as the "innocent purchaser defense" and is generally predicated on the purchaser's establishing that, prior to acquiring the property, it conducted a reasonable investigation of the property, including its prior ownership and uses, and did not know of the existence of the hazardous substances or materials. The scope of the investigation an owner or lienholder must make in order to shield itself from liability varies among lenders and other persons dealing in real property. Although most lenders obtain written representations and warranties from a prospective borrower as part of the loan underwriting process, others, particularly those lending on income-producing property, retain an independent environmental engineering firm, usually a member of the American Society of Testing and Materials, to conduct an environmental evaluation of the property, known as a Phase I Environmental Evaluation, prior to committing to the loan.

CLS obtains written representations from each borrower that there are no hazardous substances on or about the property. Although these representations are legally binding and would give rise to a claim against the borrower if they prove to be untrue or were negligently or carelessly made, they may afford little protection. There can be no assurance that CLS or the Company will have satisfied their obligation to conduct a reasonable investigation of the property by simply obtaining such representations. Moreover, it is doubtful whether a borrower would be able to satisfy any judgment that might be obtained as the result of a breach of these representations, particularly if CLS or the Company is later charged with the costs of cleaning up and remediating any hazardous substances found on the property.

IHSRA, the Idaho act, is similar in purpose to CERCLA and WMCTA in imposing liability against a PLP for cleanup costs stemming from the release of a hazardous substance. IHSRA also provides defenses against liability if the release was attributable to an act of God, an act of war, or an act or the omission of a third party (other than an employee or agent of the PLP) provided the PLP exercised reasonable care with respect to the hazardous substance and took precautions against foreseeable acts or omissions of the third party. Unlike CERCLA and WMCTA, however, IHSRA does not relieve a PLP from liability if it can establish that it had no knowledge or reason to know that any hazardous substance or material was released or disposed upon the property. Nor does IHSRA specifically exempt lenders and others holding a security interest or other indicia of title primarily to protect a security interest in an affected property from liability.

MCECRA, the Montana act, generally adopts and parallels certain provisions of CERCLA, and imposes joint and severally liability on certain persons for the release or threatened release of hazardous or deleterious substances from a facility.

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

EMPLOYEES

As previously noted in this report, the Company has no employees. Instead, it relies on CLS and CLS Escrow for the provision of management and related administrative, accounting, computer, escrow, collection and other services necessary to the Company's operations. As of December 31, 1998, CLS and CLS Escrow had 36 full-time employees, of which 30 were employed by CLS and six were employed by CLS Escrow. Twenty-one of these employees were employed in administrative capacities at such date, and fifteen were employed as sales representatives. None of CLS's or CLS Escrow's employees are covered by a collective bargaining agreement. CLS's and CLS Escrow's managements believe relations with their employees are good.

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

The Company and CLS are also parties to one suit that is not in the ordinary course of business. Opportunity Management Company, Inc., Appellant, v. Kathy Frost, Respondent and Cross-Appellant, v. CLS Mortgage, Inc., Appellant (Court of Appeals, Division III, in and for the State of Washington, No. 16693-7-
III), was an appeal from an adverse judgment by the Spokane County Superior Court awarding Ms. Frost damages and attorneys' fees of approximately $130,000 predicated on CLS's violations of the Washington Consumer Protection Act and the Washington Mortgage Brokers Practices Act, and denying the Company foreclosure remedies, in connection with a loan made by the Company to finance the acquisition of property, a trailer home and other improvements by Ms. Frost. Oral argument on the appeal was heard in November of 1998, and an unpublished decision was rendered in February of 1999 affirming the trial court's judgment in part, amending the judgment to increase the award against CLS by $28,000, and awarding Ms. Frost additional fees and costs incurred by her counsel in connection with the appeal. Neither CLS nor the Company have yet determined whether to appeal the decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

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

HOLDERS. The number of holders of common stock of record on March 1, 1999 was approximately 443.

DIVIDENDS. The following table sets forth information concerning dividends declared and paid by the Company for the years ended December 31, 1998 and 1997.

                                                       1998

                                           Amount               Per Share(1)
     First Quarter                        $186,017                $0.082
     Second Quarter                       $222,578                $0.100
     Third Quarter                        $141,173                $0.063
     Fourth Quarter                       $169,955                $0.075

                                                       1997

                                           Amount               Per Share(1)

     First Quarter                        $147,023                $0.066
     Second Quarter                       $169,830                $0.076
     Third Quarter                        $175,071                $0.078
     Fourth Quarter                       $164,639                $0.073
__________________________

(1) Per share amounts represent dividends as a percentage of shares outstanding at the beginning of the quarter.

The Company has adopted a dividend policy which is periodically reviewed and revised by the board of directors. The goals of such policy is to pay cash dividends equal to the net income of the Company, and to distribute at least 95% of its taxable income in each year in order to maintain its status as a REIT. Note, in the fourth quarter of 1998 the dividend in the amount of $169,955 exceeded the net income of the quarter, $10,380, by $159,575.

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

Whether or not the Company adopts such a program will depend on a number of factors, including the liquidity needs of its shareholders and the likelihood of establishing a secondary trading market for its common stock. The Company's stock is not currently listed, traded or quoted on any secondary securities market or system, and no application for listing or trading privileges has yet been filed. The Company expects to make a decision regarding secondary market trading and an open market purchase program after 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA

The selected financial data for each of the three years ended December 31, 1998, 1997 and 1996 has been derived from the financial statements appearing elsewhere in this report, which have been audited by Moss Adams, LLP, Spokane, Washington. The selected financial data should be read in conjunction with, and is qualified by, such financial statements and the notes thereto.

                                                Year Ended December 31,
                                        -------------------------------------
                                           1998         1997         1996
                                           ----         ----         ----
INCOME STATEMENT DATA
 Interest income. . . . . . . . . . . . $  993,395   $1,115,433   $1,208,815
 Loan and real estate loss provision. .   (117,188)     (85,000)    (105,000)
 Non-interest income. . . . . . . . . .        123          645       10,074
 Non-interest expense . . . . . . . . .   (381,534)    (396,830)    (319,439)
 Gain on sale of real estate. . . . . .     65,352       20,961       20,313
 Net income . . . . . . . . . . . . . .    560,148      655,209      814,763
PER SHARE DATA
 Basic earnings per share . . . . . . .    $0.25        $0.29        $0.37
 Book value per common share. . . . . .    $4.80        $4.87        $4.87
BALANCE SHEET DATA
 Loans, earning . . . . . . . . . . . . $6,332,168   $6,858,156   $6,412,272
 Loans, nonearning. . . . . . . . . . .  2,553,585    1,814,359    3,225,033
 Real estate held for sale. . . . . . .  1,850,015    2,208,331    1,220,140
 Allowance for loan and real estate
  losses. . . . . . . . . . . . . . . .   (201,345)    (182,745)    (156,391)
 Net loans and real estate held for
  sale. . . . . . . . . . . . . . . . . 10,534,423   10,698,101   10,701,054
 Total assets . . . . . . . . . . . . . 11,007,705   11,132,523   11,003,097
 Shareholders' equity . . . . . . . . . 10,774,587   10,936,623   10,841,836
SELECTED RATIOS
 Yield on average residential loans . .   12.57%       12.50%       13.21%
 Yield on average commercial loans. . .    9.57%       11.62%       11.68%
 Yield on average total assets. . . . .    8.97%       10.08%       11.33%
 Return on average total assets . . . .    5.06%        5.92%        7.58%
 Return on average total shareholders'
  equity. . . . . . . . . . . . . . . .    5.16%        6.02%        7.68%
 Ratio of net income to total revenues.   56.40%       58.71%       66.84%
ASSET QUALITY RATIOS
 Allowance for losses to ending total
  loans and OREO. . . . . . . . . . . .    1.88%        1.68%        1.44%
 Allowance for losses to non-earning
  loans . . . . . . . . . . . . . . . .    7.88%       10.07%        4.85%
 Non-earning loans to ending total
  assets. . . . . . . . . . . . . . . .   23.20%       16.30%       29.31%
 Non-earning loans to total loans . . .   28.74%       20.92%       33.46%
 Non-earning loans and OREO as a
  percentage of total loans and OREOs .   41.01%       36.97%       40.94%
 Net charge-offs to average loans and
  OREO. . . . . . . . . . . . . . . . .    0.94%        0.54%        0.52%
CAPITAL RATIOS
 Average shareholders' equity to
  average assets. . . . . . . . . . . .   98.06%       98.39%       98.64%


RESULTS OF OPERATIONS

OVERVIEW. 1998 was not a particularly good year for the Company. Non-earning assets increased in 1998. Non-earning loans together with OREO as a percentage of total assets for the years ending 1998, 1997 and 1996 were 40.0%, 36.1% and 40.4%, respectively. Non interest expense increased from $319,439 in 1996, to $396,830 in 1997, and then decreased to $381,534 in 1998.
Interest income decreased from $1,208,815 in 1996 to $1,115,433 in 1997 and decreased to $993,395 in 1998. As a consequence of this decreased income, net income declined to $560,148 in 1998, a reduction of $95,061 or approximately 14.5%.

Although management and the Company expected overall conditions to improve in 1998, they did not. Real estate properties owned did not sell as actively as management had hoped for in 1998. Many of these real estate owned assets were acquired in years past. For example:


                                     TABLE 1
                                     -------
     Real estate owned acquired prior to January 1, 1997     $  644,807
     Real estate owned acquired during 1997                   1,081,950
     Real estate owned acquired during 1998                     123,258
                                                             ----------
     TOTAL REAL ESTATE OWNED                                 $1,850,015


A remarkable decrease in foreclosed properties in 1998 is reflected in this table, due to several internal measures designed to improve the quality of the loans CLS originates and sells to the Company. One of these measures has been to change the mix of loans comprising the portfolio. Management expects to increase the concentration of single-family residential loans in the portfolio, increase the concentration of loans secured by improved commercial real estate and thereby reduce the concentration of loans secured by developed and undeveloped property, which, at least historically, have contributed significantly to the increase in OREOs. In addition, CLS has adopted stricter, more conservative appraisal practices. It has also implemented internal policies designed to ensure that no more than 20% of the loan portfolio is comprised of loans secured by developed properties, and that no more than 10% of the portfolio is comprised of loans secured by undeveloped properties. Finally, CLS has employed a full-time collection manager to oversee the sale or other disposition of real estate acquired by CLS and the Company through foreclosure or other means.

These changes in policy have resulted in a similar experience with nonearning loans. The table below indicates 41% of nonearning loans were originated prior to 1997, 46% were originated in 1997 and 13% were originated in 1998.

                               TABLE 2
     Nonearning loans originated prior to 1997            $1,040,868
     Nonearning loans originated in 1997                   1,186,519
     Nonearning loans originated in 1998                     326,196
                                                          ----------
     TOTAL NONEARNING LOANS                               $2,553,583


Management expects OREO's to remain constant in 1999. Several properties are selling and several nonearning loans originated prior to 1998 are culminating in foreclosure. Thus, management expects real estate sales and newly foreclosed OREO's to offset one another. An nonearning loans change to an OREO status, management expects nonearning loans to decrease.

CLS's and the Company's goals have been and will continue to be to maintain the percentage of loans secured by developed and undeveloped property at 20% and 10% or less, respectively. Nonearning loans increased from 16.3% to 23.2% of total assets for the years ending 1997 and 1998. Table 2 indicates 87% of these nonearning loans originated prior to 1998. Table 1 reflects that 93% of OREO's were originated prior to 1998. The Company's revised investment policies were implemented after most of the nonearning loans and OREO's were originated. Before these changes in investment policies reflect increased earnings, OREO's must be sold, nonearning loans must be foreclosed and new OREO's must be sold. These procedures take time.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

GENERAL. The Company's net income decreased 14.5%, to $560,148, for the year ended December 31, 1998, from $655,209 for the year ended December 31, 1997. This decrease was primarily as a result of a decrease in interest income.

Return on average assets and equity were 5.06% and 5.16%, respectively, for fiscal 1998, as compared to 5.92% and 6.02%, respectively, for fiscal 1997. Total assets decreased 1.1%, to $11,007,705, for the year ended December 31, 1998, from $11,132,523 for the year ended December 31, 1997. Total loans increased $213,237 during the year. The increase in loans resulted from a decrease in OREO's during the year. As sales of OREO's were closed, OREO's decreased $358,316 from $2,208,331 for the year ended December 31, 1997 to $1,850,015 for the year ended December 31, 1998. Capital from the sale of OREO's was used to purchase loans, thus increasing total loans.

INTEREST INCOME. The Company's interest income decreased 10.9%, to $993,395, for the year ended December 31, 1998, from $1,115,433 in the prior year.

TOTAL EXPENSES. Management fees, accounting and auditing expenses, and legal expenses had no significant increase or improved from 1997 to 1998. OREO expenses increased 20.8%, from $67,894 to $82,038, net of rental income, for the years ended 1997 and 1998. Foreclosure expenses decreased 16.2% from

$83,662 to $70,095 for the years ended 1997 and 1998. As a result of increased foreclosure and OREO expenses, total expenses increased 3.5% from $481,830 for the year ended December 31, 1997 to $498,722 for the year ended December 31, 1998.

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

INTEREST INCOME. The Company's interest income decreased 7.7%, to $1,115,433, for the year ended December 31, 1997, from $1,208,815 in the prior year.

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

The Company's total shareholders' equity decreased to $10,774,587 at December 31, 1998, from $10,936,623 at December 31, 1997. At December 31, 1998, shareholders' equity was 97.88% of total assets, compared to 98.24% at December 31, 1997. At December 31, 1998, the Company held cash of $387,590.

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

THE YEAR 2000 ISSUE. The Company has made an internal Y2K audit. Results of the audit were:

THE COMPANY'S STATE OF READINESS AND COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES. Two personal computers preform all of Opportunity's accounting functions. Prior to September 1, 1999, both computers will be replaced with new Y2K compliant computers. Said computers will be purchased by CLS Mortgage, Inc. at no cost to the Company.

All software presently used by the Company and or its affiliates is Y2K compliant, with the exception of the Peachtree program. The Peachtree upgrade can be purchased at a cost of approximately $100. Said software will be purchased by CLS Mortgage at no cost to the Company.

RISKS OF THE COMPANY'S Y2K ISSUES AND CONTINGENCY PLAN. In the event the software and hardware professionals that advise the Company are wrong and all our computer systems fail, our Company is small enough that all accounting procedures can be performed manually. Our staff can handle such an unlikely series of events.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company for the years ended December 31, 1998 and 1997 included elsewhere in this report have been audited by Moss Adams, LLP, Spokane, Washington. An index to such financial statements appears at page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 1998, 1997 and 1996, there were no disagreements with Moss Adams, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.
























          [The balance of this page has been intentionally left blank.]

                                      PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 1999 are as follows. The Company's board of directors consists of seven directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors. H. E. Brazington is the father of Stanley E. Brazington. There are no other family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

   Name and Age of
Director or Executive         Position with
       Officer                 The Company             Principal Occupation
---------------------   --------------------------   -------------------------
H. E. Brazington        President, Chief Executive   Executive Officer of the
Age: 63                 Officer and Director         Company, CLS Mortgage,
                                                     Inc. and CLS Escrow, Inc.

Stanley E. Brazington   Secretary and Principal      Executive Officer of the
Age: 41                 Financial and Accounting     Company, CLS Mortgage,
                        Officer and Director         Inc. and CLS Escrow, Inc.

Robert C. Brown         Director                     Retired
Age: 68

Dr. Vaughn Ransom       Director                     Retired
Age: 74

Vern W. Haworth         Director                     Retired
Age: 79

Douglas M. O'Coyne      Director                     Principal in the law firm
Age: 47                                              of O'Coyne & Phillips,
                                                     P.S., Spokane, Washington

Elden Sorensen          Director                     Retired
Age: 64

Dr. David W. Hanson     Director                     Dentist
Age: 59

C. Patrick Craigen      Director                     Retired
Age: 80


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 1, 1999, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding was 2,244,012 shares.

                                         Amount and
                                    Nature of Beneficial
                                    Ownership (all direct          Percent
     Name of Owner                 unless otherwise noted)         of Class
----------------------------       -----------------------         --------
H. E. Brazington(1), (2)                  81,653                     3.67%

Stanley E. Brazington(1)                     280                     0.01%

Robert C. Brown(1), (3)                    1,524                     0.07%

Dr. Vaughn Ransom(1), (4)                 23,253                     1.04%

Vern W. Haworth(1), (5)                    8,694                     0.39%

Douglas M. O'Coyne(1), (6)                19,746                     0.88%

                      [Table continued on following page.]

                                         Amount and
                                    Nature of Beneficial
                                    Ownership (all direct          Percent
     Name of Owner                 unless otherwise noted)         of Class
----------------------------       -----------------------         --------

Elden Sorensen(1)                         14,841                     0.67%

Dr. David W. Hanson(1), (7)               41,673                     1.87%

C. Patrick Craigen(8)                     14,420                     0.65%

All Directors and Executive Officers
  as a Group (9 persons)(9)              206,084                     9.25%
____________________

  (1)  Director of the Company.
  (2) Includes 12,974 shares held by Mr. Brazington's brother and 40,506 shares held by Mr. Brazington's children. Excludes Stan Brazington as he is a board member and listed separately.
  (3)  Includes 804 shares held by Mr. Brown's spouse.
  (4) Includes 12,876 shares held in trust for Mr. Ransom's benefit under the Vaughn R. Ransom DDS PS Profit Sharing Plan and Trust.
  (5)  Includes 694 shares held jointly by Mr. Haworth and his grandchildren.
  (6) Includes 11,398 shares held by Mr. O'Coyne's minor children, 5,427 shares held by Mr. O'Coyne's spouse, and 200 shares held by Crown Financial Networks, Inc., a corporation controlled by Mr. O'Coyne.
  (7) Includes 34,477 shares held in trust for Mr. Hanson's benefit under the David W. Hanson DDS PS Profit Sharing Plan and Trust.
  (8)  Includes 2,420 shares held jointly by Mr. Craigen and his children.
  (9)  See footnotes (2) through (7), above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PAYMENT OF MANAGEMENT FEES. During the years ended December 31, 1998, 1997 and 1996, the Company paid management fees of $167,066, $166,551 and $163,445 to CLS, respectively. Such fees were determined by multiplying the outstanding common stock of the Company in each year by a factor of 1.5%. (The management agreement between the Company and CLS provides that the Company can base such fees on a factor of 2.0%, but the Company has historically elected to use the lower factor.) The board of directors of the Company approves the management agreement annually.

PAYMENT OF LOAN ACQUISITION FEES. During the years ended December 31, 1998, 1997 and 1996, the Company paid loan acquisition fees of $197,228, $420,333, and $355,209 to CLS, respectively.

PAYMENT OF ESCROW AND LATE FEES. CLS Escrow is paid escrow set up fees and continuing annual escrow fees by the borrowers, and retains all late fees that are paid by the borrowers whose accounts are delinquent. The amounts of these fees were not determinable for the periods covered by this report. CLS Escrow does not charge the Company for collection services or for escrow fees.

However, in the event collection procedures are initiated with respect to a loan, the Company bears all of the associated fees and costs.

PAYMENT OF LEGAL FEES TO AFFILIATE AND ACCOUNTS RECEIVABLE. A law firm with which Douglas M. O'Coyne is affiliated rendered legal services to the Company in each of the years ended December 31, 1997 and 1996. Such firm also represented CLS during such years. The Company paid Mr. O'Coyne's firm $48,643 and $42,489 during 1997 and 1996, respectively. Included in other assets is a $6,270 and $4,180 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at December 31, 1998 and 1997) of the Company, at December 31, 1998 and 1997, respectively.

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


FORM 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1998.
























       [The balance of this page has been intentionally left blank.]

                            Independent Auditor's Report



Board of Directors and Stockholders
Opportunity Management Company, Inc.
Spokane, Washington

We have audited the accompanying statements of condition of Opportunity Management Company, Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Opportunity Management Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opportunity Management Company, Inc. as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company changed its method of accounting for earnings per share effective for the year ended December 31, 1997, to conform with Statement of Financial Accounting Standards No. 128.


Spokane, Washington
February 26, 1999

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
STATEMENTS OF CONDITION
DECEMBER 31, 1998 AND 1997

ASSETS

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
  Loans receivable, earning                   $  6,332,168   $  6,858,156
  Loans receivable, nonearning                   2,553,585      1,814,359
                                              -------------  -------------
                                                 8,885,753      8,672,515
  Real estate held for sale                      1,850,015      2,208,331
                                              -------------  -------------
                                                10,735,768     10,880,846
  Allowance for losses                            (201,345)      (182,745)

NET LOANS AND REAL ESTATE (Notes 3 and 5)       10,534,423     10,698,101

  Cash and cash equivalents                        387,590        335,610
  Accrued interest receivable                       58,466         76,499
  Other assets (Note 5)                             27,226         22,313
                                              -------------  -------------
     TOTAL ASSETS                             $ 11,007,705   $ 11,132,523
                                              =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued expenses                            $     63,118   $     31,937
  Accrued cash dividends payable to
   stockholders                                    170,000        163,963
                                              -------------  -------------
     TOTAL LIABILITIES                             233,118        195,900
                                              -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000
   shares authorized; 1998, 2,244,012
   shares; 1997, 2,244,504 shares, issued
   and outstanding                              11,138,985     11,141,446
  Undistributed expense                           (364,398)      (204,823)
                                              -------------  -------------
                                                10,774,587     10,936,623
                                              -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 11,007,705   $ 11,132,523
                                              =============  =============

The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
REVENUES
  Interest income on residential loans        $   596,637    $   614,431
  Interest income on commercial loans             386,043        492,702
  Interest income on bank accounts                 10,715          8,300
  Other income                                        123            645
                                              ------------   ------------
     TOTAL REVENUES                               993,518      1,116,078
                                              ------------   ------------
EXPENSES
  Management fees - related party (Note 5)        167,066        166,551
  Provision for loan and real estate
   losses (Notes 2 and 3)                         117,188         85,000
  Foreclosure expenses (Note 3)                    70,095         83,662
  Real estate expenses, net of rental income       82,038         67,894
  Rental property expenses                         14,980          4,276
  Accounting and auditing expenses                 24,193         36,123
  Legal expenses (Note 5)                           3,871         23,396
  Business and occupational taxes                   7,796          8,554
  Director compensation                             8,800          5,600
  Other expense                                     2,695            774
                                              ------------   ------------
     TOTAL EXPENSES                               498,722        481,830
                                              ------------   ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE    494,796        634,248

Gain on sale of real estate (Note 3)               65,352         20,961
                                              ------------   ------------
     NET INCOME                               $   560,148    $   655,209
                                              ============   ============
Basic earnings per share                      $      0.25    $      0.29
                                              ============   ============
Weighted average shares outstanding             2,244,309      2,236,796
                                              ============   ============






The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                  Common Stock     Undistributed   Total
                            -----------------------    Income    Stockholders'
                             Shares      Amount      (Expense)     Equity
                             ------      ------    ------------- -------------
Balance, December 31, 1996  2,225,547  $11,046,659  $(204,823)   $10,841,836

Net Income                          -            -    655,209        655,209

Stock repurchased              (1,761)      (8,806)         -         (8,806)

Issuance of common stock          658        3,291          -          3,291

Dividends reinvested in stock  20,060      100,302   (100,302)             -

Cash dividends                      -            -   (554,907)      (554,907)
                            ---------- ------------ ----------   ------------
Balance, December 31, 1997  2,244,504  $11,141,446  $(204,823)   $10,936,623

Net Income                          -            -    560,148        560,148

Reversal of reinvested
  dividends                      (492)      (2,461)         -         (2,461)

Cash dividends                      -            -   (719,723)      (719,723)
                            ---------- ------------ ----------   ------------
 Balance, December 31, 1998  2,244,012  $11,138,985  $(364,398)  $10,774,587
                            ========== ============ ==========   ============













The accompanying notes are an integral part of these statements.

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   560,148    $   655,209
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Provision for loan and real estate losses       117,188         85,000
   Amortization of discounts on loans              (1,690)       (17,901)
   Gains on sale of real estate                   (65,352)       (20,961)
   (Increase) decrease in:
     Accrued interest receivable                   18,033          6,533
     Other assets                                  (2,193)       (20,454)
   Increase (decrease) in:
     Accrued expenses                              31,181          5,959
                                              ------------   ------------
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES   657,315        693,385
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                       (3,307,041)    (4,840,413)
  Principal reductions and maturities of loans  3,119,981      4,577,679
  Proceeds from sale of real estate owned         369,868        316,697
  Advances of costs associated of other
   real estate                                    (71,987)       (96,461)
                                              ------------   ------------
    CASH FLOWS USED IN INVESTING ACTIVITIES       110,821        (42,498)
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                          -          3,291
  Stock repurchased                                     -         (8,806)
  Reversal of reinvested dividends                 (2,461)             -
  Cash dividends paid to stockholders            (713,695)      (526,914)
                                              ------------   ------------
     CASH FLOWS USED BY FINANCING ACTIVITIES     (716,156)      (532,429)
                                              ------------   ------------
     INCREASE IN CASH AND CASH EQUIVALENTS         51,980        118,458

Cash and cash equivalents, beginning of year  $   335,610    $   217,152
                                              ------------   ------------
Cash and cash equivalents, end of year            387,590        335,610


OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Issuance of common stock for stockholder
  reinvestment of dividends                   $          -   $   100,302
                                              ------------   -----------
Acquisition of real estate in settlement
  of loans                                    $    318,940   $ 1,459,366
                                              ------------   -----------
Charge offs against the allowance             $     99,890   $    58,749
                                              ------------   -----------
New contracts made in connection with
  sales of real estate                        $    306,236   $   184,390
                                              ------------   -----------


























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

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

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

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

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

OPPORTUNITY MANAGEMENT COMPANY, INC.
---------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Dividends (continued):

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
Cash dividends paid                           $  713,686       $  526,914
Dividends reinvested in stock                          -          100,302
Accrued dividends, end of year                   170,000          163,963
Accrued dividends, beginning of year            (163,963)        (135,293)
Accrued fractional shares not paid                     -              677
                                              -----------      -----------
     Dividends on common stock                   719,723          656,563

Dividends paid or accrued in excess
  of net income                                 (159,575)          (1,354)
                                              -----------      -----------
     NET INCOME                               $  560,148       $  655,209
                                              ===========      ===========

Cash dividends - accrual basis                   719,723          554,907
Dividends reinvested in stock - accrual basis          -          100,302
Dividends accrued in excess of net income       (159,575)               -
                                              -----------      -----------
     NET INCOME                               $  560,148       $  655,209
                                              ===========      ===========

Earnings per share:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Reclassifications:
Certain reclassifications have been made to the December 31, 1997, balances to conform with the December 31, 1998, classification. These classifications had no impact on net income as previously presented.

OPPORTUNITY MANAGEMENT COMPANY, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 2.  Accounting Changes

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share (EPS). Under the SFAS, earnings per share is presented for basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive stock convertibles at December 31, 1998 and 1997.

Note 3.  Loans Receivable and Real Estate Held for Sale

Loans receivable at December 31, 1998 and 1997, consists of the following:

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
First mortgage loans                          $7,493,748       $7,613,567
Second mortgage loans                            329,336          184,157
Loans secured by personal property and
  real estate                                  1,062,669          874,791
                                              ----------       ----------
                                              $8,885,753       $8,672,515
                                              ==========       ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at December 31, 1998 and 1997, are as follows:

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
Commercial                                    $2,415,466       $1,741,417
Single and multiple family residential         2,005,424        2,382,735
Rural single and multiple family residential   1,459,863        1,678,901
Developed land                                 1,377,732        1,415,820
Undeveloped land                                 437,947          505,867
Manufactured homes on real property            1,090,299          874,791
Agricultural                                      99,022           72,984
                                              ----------       ----------
                                              $8,885,753       $8,672,515
                                              ==========       ==========

OPPORTUNITY MANAGEMENT COMPANY, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 3.  Loans Receivable and Real Estate Held for Sale (Continued)

Real estate held for sale at December 31, 1998 and 1997, consists of the following:

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
Commercial                                    $  183,837       $  212,010
Single and multiple family residential           164,526          167,904
Rural single family residential                  227,048          443,176
Developed land                                 1,107,870        1,160,421
Undeveloped land                                  85,913          102,740
Manufactured homes on real property               71,045          112,305
Agricultural                                       9,776            9,775
                                              ----------       ----------
                                              $1,850,015       $2,208,331
                                              ==========       ==========

An analysis of the changes in the allowance for losses is as follows:

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
Balance, beginning of year                    $  182,745       $  156,391
Provision charged to expense                     117,188           85,000
Recoveries                                         2,975              103
Charge off of losses on sale of
  real estate owned                             (101,563)         (58,749)
                                              -----------      -----------
Balance, end of year                          $  201,345       $  182,745
                                              ===========      ===========

Gains on sale of real estate, which are included in the statements of income, were $65,352 and $20,961 for the years ended December 31, 1998 and 1997, respectively.

Impairment of loans having a recorded investment of $2,553,585 and $1,887,359 at December 31, 1998 and 1997, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. A $34,178 and $32,348 of specific allowance for loan losses related to these loans at December 31, 1998 and December 31, 1997, respectively. The average impaired loans during 1998 and 1997 was $2,099,536 and $2,665,533, respectively.

OPPORTUNITY MANAGEMENT COMPANY, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 3.  Loans Receivable and Real Estate Held for Sale (Continued)

Included in the allowance for losses is a $171,326 and $168,524 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at December 31, 1998 and 1997, respectively. The estimated impairment losses of $168,274 and $101,947 resulting from changes in carrying amounts during 1998 and 1997, respectively, of real estate held for sale are included in the provision for loan and real estate losses on the statement of income.

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

                                              ----------------------------
                                                   1998           1997
                                              ----------------------------
Income before taxes on income                 $ 560,148        $ 655,209
Federal income taxes at statutory rates        (190,450)        (222,771)
                                              ----------       ----------
Net Income                                    $ 369,698        $ 432,438
                                              ==========       ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the years ended December 31, 1998 and 1997. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 5.  Related Party Transactions

Management fees:
CLS Mortgage, Inc. provides office space, administrative, accounting, computer, and other services to Opportunity Management Company, Inc. For the years ended December 31, 1998 and 1997, $167,066 and $166,551, respectively, were paid for these services in accordance with a management agreement. For 1998 and 1997 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS Mortgage, Inc.

OPPORTUNITY MANAGEMENT COMPANY, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 5.  Related Party Transactions (Continued)

Management fees (continued):

at December 31, 1998 and 1997, were $13,924 and $13,927, respectively. The Company is relying on CLS Mortgage, Inc. to manage its day-to-day operations as its administrative manager. The President and Chairman of the Company is also the President of CLS Mortgage, Inc. The President and his wife own 1.26% of the common stock of Opportunity Management Company. The two sole stockholders of CLS Mortgage, Inc. directly and indirectly own 3.68% of the common stock of Opportunity Management Company, Inc. and 100% of the stock of CLS Mortgage, Inc. at December 31, 1998.

Escrow services:
CLS Escrow provides Opportunity Management Company, Inc. with escrow services. The stockholders of CLS Mortgage, Inc. collectively own 50% of the outstanding shares of CLS Escrow.

Loan placement fees:
Loans are purchased from or brokered by CLS Mortgage, Inc. CLS Mortgage, Inc. earns a 6-12% loan placement fee from the borrowers of the monies loaned by Opportunity Management Company, Inc. For the years ended December 31, 1998 and 1997, CLS Mortgage, Inc. received $197,228 and $420,333, respectively, in loan placement fees (Note 1).

Legal fees:
During 1997, the Company incurred charges for legal services that were either capitalized, expensed, or deducted from stock proceeds as stock issuance costs of approximately $48,643, from a law firm in which a stockholder/ director (owning .88% of the outstanding stock at December 31, 1997) of the Company is a general partner.

Loans:
During 1997, a loan was made to CLS Mortgage, Inc. which is included in loans receivable on the statements of condition. The note matures on May 30, 2000, and bears interest at a rate of 12%. At December 31, 1998 and 1997, the loan receivable balance was $67,000.

Other assets:
Included in other assets is a $6,270 and $4,180 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at December 31, 1998 and 1997) of the Company, at December 31, 1998 and 1997, respectively.

Note 6.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

OPPORTUNITY MANAGEMENT COMPANY, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Note 6.  Fair Value of Financial Instruments (Continued)

Cash, accrued interest receivable, other assets, accrued expenses, and accrued cash dividends payable:
The carrying amount approximates fair value due to the short-term nature of these financial instruments.

Loans:
It was determined that a reasonable estimate of fair value could not be made without incurring excessive costs. The Company does not possess the information processing system capabilities to provide future principal and interest cash flows expected to be received. Manual calculation of these cash flows could not be made without incurring excessive costs due to the professional time and programming costs this procedure would require. All loans are real estate loans with fixed interest rates, which range from 12-18%, as of December 31, 1998 and 1997. The weighted average interest rate of the portfolio was 14.59% at December 31, 1998. The approximate maturities of the loan portfolio as of December 31 follows:

                                      1998                   1997
                           --------------------------------------------------
                           Principal    Percentage    Principal    Percentage
Principal maturing during   Carrying        of         Carrying        of
years ended December 31,     Amount      Portfolio      Amount      Portfolio
-------------------------  ----------   ----------    ----------   ----------
         1998              $        -        -%       $  675,912         8%
         1999               1,043,997       12           819,950         9
         2000                 700,096        8           887,756        10
         2001                 984,815       11         1,075,008        12
         2002               2,116,541       24         3,412,871        39
         2003                 993,643       11            62,097         1
         2004                  38,793        1            38,839         1
         2005                 464,753        5                 -         -
      Thereafter            2,543,115       28         1,700,082        20
                           ----------   ----------    ----------   ----------
                           $8,885,753      100%       $8,672,515       100%
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

                                       OPPORTUNITY MANAGEMENT COMPANY, INC.


                                       By:  /s/ H. E. Brazington
                                       ---------------------------------------
                                            H. E. Brazington, its President

                                       Dated: March 29, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Stanley E. Brazington           By:/s/ Elden Sorensen
-----------------------------------    --------------------------------------
    Stanley E. Brazington, its            Elden Sorensen, a Director
    Principal Financial and
    Accounting Officer

Date:  March 29, 1998                     Date: March 29, 1998


By:/s/ Robert C. Brown                 By:/s/ Dr. David W. Hanson
-----------------------------------    --------------------------------------
   Robert C. Brown, a Director            Dr. David W. Hanson, a Director

Date:  March 29, 1998                  Date:  March 29, 1998


By:/s/ Vaughn Ransom                   By:/s/ C. Patrick Craigen
-----------------------------------    --------------------------------------
   Dr. Vaughn Ransom, a Director          C. Patrick Craigen, a Director

Date:  March 29, 1998                  Date:  March 29, 1998


By:/s/ Vern W. Haworth                 By:/s/ Douglas M. O'Coyne
------------------------------------   --------------------------------------
   Vern W. Haworth, a Director            Douglas M. O'Coyne, Sr., a Director

Date:  March 29, 1998                  Date:  March 29, 1998


Exhibit 10.1 to Annual Report on Form 10-KSB
For the Year Ended December 31, 1998
Opportunity Management Company, Inc.