Form 10QSB
period 1999-03-31
OPPORTUNITY MANAGEMENT CO INC
filed 1999-05-13
CIK 912395

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended March 31, 1999
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended March 31, 1999 were $238,095. The aggregate market value of the voting stock held by non-affiliates at April 1, 1999, based on an assumed value of $5.00 per share, was $10,189,106. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                  OPPORTUNITY MANAGEMENT COMPANY, INC.
          QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                             MARCH 31, 1999

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

     Item 4:  Submission of Matters to a Vote of Security Holders . . . . 14

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

The Company purchases high-risk loans made by CLS to borrowers who typically do not qualify for financing from conventional lending sources. Virtually all of these loans are secured by liens on real property having appraised or tax assessed values substantially in excess of the loan amounts. In determining whether to purchase a loan, the Company is primarily motivated by the value of such property, and, to a lesser extent, by other factors indicative of the borrower's ability to repay the loan. High rates of delinquency are typical in a loan portfolio of this composition and such rates can be expected to continue in the future. The Company anticipates that, at any given time, 20% to 30% or even more of the loans in the portfolio will be delinquent by at least 90 days and will be determined to be nonearning loans. (For the year ended December 31, 1998, for example, approximately 29% of the Company's portfolio was comprised of nonearning loans.) The Company also anticipates that, at any given time, it will hold properties obtained through foreclosure or by other means for resale, and that it will incur substantial costs in holding these properties and readying them for resale. (For the year ended December 31, 1998, for example, the book value of properties held for sale was $1,850,015.) Other real estate owned ("OREO"), nonearning loans and costs have reduced the amount of dividends payable to the Company's shareholders and will reduce the amount of future dividends if the Company is unable to take corrective measures to improve the quality of its loan portfolio.

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







                                   (iii)

                                 PART I

Item 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CONDITION
MARCH 31, 1999 AND 1998

ASSETS

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
  Loans receivable, earning                       $ 6,404,054     $ 6,695,947
  Loans receivable, nonearning                      2,686,359       1,821,664
                                                  ------------    ------------
                                                    9,090,413       8,517,611
  Real estate held for sale                         1,762,585       2,343,425
                                                  ------------    ------------
                                                   10,852,998      10,861,036
  Allowance for losses                               (214,752)       (151,035)
                                                  ------------    ------------

     NET LOANS AND REAL ESTATE (Notes 2 and 4)     10,638,246      10,710,001

  Cash and cash equivalents                           408,975         341,974
  Accrued interest receivable                          54,930          71,350
  Other assets (Note 4)                                24,761          19,638
                                                  ------------    ------------
     TOTAL ASSETS                                 $11,126,912     $11,142,963
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                               $     54,618    $     22,624
  Accrued cash dividends payable to stockholders      266,014         186,175
                                                  ------------   -------------
     TOTAL LIABILITIES                                320,632         208,799
                                                  ------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000 shares
  authorized; 1999, 2,244,012 shares; 1998,
  2,244,012 shares, issued and outstanding         11,138,985      11,138,987
  Undistributed income (expense)                     (332,705)       (204,823)
                                                  ------------    ------------
                                                   10,806,280      10,934,164
                                                  ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,126,912     $11,142,963
                                                  ============    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
REVENUES
  Interest income on residential loans           $   127,393      $   153,190
  Interest income on commercial loans                108,115          111,274
  Interest income on bank accounts                     2,568            2,554
  Other income                                            19                -
                                                 ------------     ------------
     TOTAL REVENUES                                  238,095          267,018
                                                 ------------     ------------
EXPENSES
  Management fees - related party (Note 4)            41,771           41,753
  Provision for loan and real estate losses (Note 2)  30,000                -
  Foreclosure expenses                                14,970            6,223
  Real estate expenses, net of rental income           3,705           22,546
  Rental property expenses                               628                -
  Accounting and auditing expenses                     6,358            5,032
  Legal expenses (Note 4)                                354              149
  Business and occupational taxes                      1,728            2,625
  Director compensation                                1,000            1,800
  Other expense                                          153            2,411
                                                  -----------     ------------
     TOTAL EXPENSES                                  100,667           82,539
                                                  -----------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       137,428          184,479

Gain on sale of real estate (Note 2)                 158,580            1,537
                                                 ------------     ------------
     NET INCOME                                  $   296,008      $   186,016
                                                 ============     ============

Basic earnings per common share                  $      0.13      $      0.08
                                                 ============     ============

Weighted average shares outstanding                2,244,012        2,242,012
                                                 ============     ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED MARCH 31, 1999

                              Common Stock       Undistributed      Total
                        -----------------------     Income      Stockholders'
                            Shares     Amount      (Expense)        Equity
                            ------     ------    -------------  -------------

Balance, December 31, 1998 2,244,012  $11,138,985  $(364,398)    $10,774,587

Net Income                         -            -    296,008         296,008

Cash dividends                     -            -   (264,315)       (264,315)
                            --------- ------------ ----------    ------------
Balance, March 31, 1999     2,244,012 $11,138,985  $(332,705)    $10,806,280
                            ========= ===========  ==========    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   296,008      $   186,016
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan and real estate losses          30,000                -
   Amortization of discounts on loans                   (409)            (479)
   Gains on sale of real estate                     (158,580)          (1,537)
   (Increase) decrease in:
     Accrued interest receivable                       3,536            5,149
     Other assets                                      2,465            2,675
   Increase (decrease) in:
     Accrued expenses                                 (8,500)          (9,464)
                                                 ------------     ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     164,520          182,360
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                            (814,797)        (781,170)
  Cash paid for purchase of real estate               (9,676)               -
  Principal reductions and maturities of loans       746,992          726,872
  Proceeds from sales and other transactions of
    real estate owned                                111,436           45,499
  Advances of costs associated with other real estate (8,789)            (925)
                                                  ------------     -----------
     CASH FLOWS USED IN INVESTING ACTIVITIES          25,166           (9,724)
                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reversal of reinvested dividends                         -           (2,459)
  Cash dividends paid to stockholders               (168,301)        (163,813)
                                                  ------------     -----------
     CASH FLOWS USED BY FINANCING ACTIVITIES        (168,301)        (166,272)
                                                  ------------     -----------
     INCREASE IN CASH AND CASH EQUIVALENTS            21,385            6,364

Cash and cash equivalents, January 1st            $  387,590       $  335,610
                                                  -----------      -----------
Cash and cash equivalents, March 31st             $  408,975       $  341,974
                                                  ===========      ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Acquisition of real estate in settlement of loans   $   210,808   $   237,446

Charge offs against the allowance                   $    16,614   $    32,228

New contracts made in connection with sales of
  real estate                                       $   368,065   $    25,500

/TABLE

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

LOAN PLACEMENT FEES:
The Company purchases loans from CLS Mortgage, Inc. (herein referred to as "CLS") for its loan portfolio. The loan principal outstanding includes a loan placement fee to CLS which was paid by the borrower and financed in the loan balance. These fees are accounted for as revenue by CLS when the loan is sold to the Company. No income or expense related to these fees is recorded by the Company (Note 4).

DIVIDENDS:
It is the policy of the Company to distribute at least 95% of quarterly net earnings in cash and stock reinvestment dividends to the stockholders. A special dividend is declared annually if needed in order to meet REIT requirements which require the Company to distribute 95% of its taxable income to its stockholders. The special dividend cannot be determined until the tax return is prepared, which is always subsequent to the Company's year end (Note
3).

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

                                                         1999        1998
                                                      ----------  ----------
Cash dividends paid                                   $ 168,301   $ 163,813
Accrued dividends, March 31st                           266,014     186,175
Accrued dividends, January 1st                         (170,000)   (163,963)
                                                      ----------  ----------
     Dividends on common stock                          264,315     186,025

Dividends paid or accrued in excess of net income             -          (9)
Net income in excess of accrued dividends                31,693           -
                                                      ----------  ----------
     NET INCOME                                       $ 296,008   $ 186,016
                                                      ==========  ==========
Cash dividends - accrual basis                        $ 264,315   $ 186,016
Net income in excess of accrued dividends                31,693           -
                                                      ----------  ----------
     NET INCOME                                       $ 296,008   $ 186,016
                                                      ==========  ==========

Earnings per share:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Note 2.  Loans Receivable and Real Estate Held for Sale

Loans receivable at March 31, 1999 and 1998, consists of the following:

                                                         1999        1998
                                                      ----------  ----------
First mortgage loans                                  $7,626,988  $7,447,741
Second mortgage loans                                    261,329     180,673
Loans secured by personal property and real estate     1,202,096     889,197
                                                      ----------  ----------
                                                      $9,090,413  $8,517,611
                                                      ==========  ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at March 31, 1999 and 1998, are as follows:

                                                         1999        1998
                                                      ----------  ----------
Commercial                                            $2,464,460  $2,096,229
Single and multiple family residential                 1,910,414   1,945,625
Rural single and multiple family residential           1,959,345   1,636,939
Developed land                                         1,217,167   1,635,009
Undeveloped land                                         210,407     259,675
Manufactured homes on real property                    1,229,598     871,325
Agricultural                                              99,022      72,809
                                                      ----------  ----------
                                                      $9,090,413  $8,517,611

Real estate held for sale at March 31, 1999 and 1998, consists of the following:
                                                         1999        1998
                                                      ----------  ----------
Commercial                                            $  183,837  $  201,638
Single and multiple family residential                   170,992     205,451
Rural single and multiple family residential             226,547     443,176
Developed land                                         1,043,399   1,086,691
Undeveloped land                                          85,913     284,388
Manufactured homes on real property                       51,897     112,305
Agricultural                                                   -       9,776
                                                      ----------   ---------
                                                      $1,762,585  $2,343,425
                                                      ==========  ==========

An analysis of the changes in the allowance for losses is as follows:

                                                         1999        1998
                                                      ----------  ----------
Balance, January 1st                                  $  201,345  $  182,745

Provision charged to expense                              30,000           -
Recoveries                                                    21         518
Charge off of losses on sale of real estate owned        (16,614)    (32,228)
                                                      -----------  ----------
Balance, March 31st                                   $  214,752   $ 151,035
                                                      ===========  ==========

Gains on sale of real estate, which are included in the statements of income, were $158,580 and $1,537 for the quarters ended March 31, 1999 and 1998, respectively.

Impairment of loans having a recorded investment of $2,686,359 and $1,894,664 at March 31, 1999 and 1998, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at March 31, 1999 and 1998, respectively. The average impaired loans during 1999 and 1998 was $2,619,972 and $2,399,459, respectively.

Included in the allowance for losses is a $153,623 and $113,611 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at March 31, 1999 and 1998, respectively. There were no additional impairment losses resulting from changes in carrying amounts for the quarters ended March 31, 1999 and 1998, respectively.

Note 3.  Income Taxes

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

                                                         1999        1998
                                                      ----------  ----------
Income before taxes on income                         $ 296,008   $ 186,016
Federal income taxes at statutory rates                 (98,693)    (55,796)
                                                      ----------  ----------
Net Income                                            $ 197,315   $ 130,220
                                                      ==========  ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the quarters ended March 31, 1999 and 1998. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 4.  Related Party Transactions

MANAGEMENT FEES:
CLS provides office space, administrative, accounting, computer, and other services to the Company. For the quarters ended March 31, 1999 and 1998, $41,771 and $41,753, respectively, were paid for these services in accordance with a management agreement. For 1999 and 1998 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS at March 31, 1999 and 1998, were $13,924 and $13,924, respectively. The Company is relying on CLS to manage its day-to-day operations as its administrative manager. The president and chairman of the Company is also the president of CLS. The president and his wife own 1.27% of the common stock of the Company. The two sole stockholders of CLS directly and indirectly own 3.67% of the common stock of the Company and 100% of the stock of CLS at March 31, 1999.

ESCROW SERVICES:
CLS Escrow provides the Company with escrow services. The stockholders of CLS collectively own 50% of the outstanding shares of CLS Escrow.

LOAN PLACEMENT FEES:
Loans are purchased from or brokered by CLS. CLS earns a 6-12% loan placement fee from the borrowers of the monies loaned by the Company. For the quarters ended March 31, 1999 and 1998, CLS received $62,339 and $60,572, respectively, in loan placement fees (Note 1).

LOANS:
During the second quarter of 1997, a loan was made to CLS which is included in loans receivable on the statements of condition. The unsecured note matures on May 30, 2000, and bears interest at a rate of 12%. At March 31, 1999 and 1998, the loan receivable balance was $67,000.

OTHER ASSETS:
Included in other assets is a $6,270 and $8,360 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at March 31, 1999 and 1998) of the Company at March 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

OVERVIEW. During 1995 and 1996, the Company experienced negative trends in nonearning assets. Nonearning loans increased from $964,238 at December 31, 1994 to $3,225,033 at December 31, 1996. OREOs increased from $662,874 at
December 31, 1994 to $1,220,140 at December 31, 1996.   Nonearning assets
stabilized in 1997 and have continued to remain stable in 1998 and the first quarter of 1999. Nonearning loans were $2,686,359 and OREOs were $1,762,585 for the quarter ending March 31, 1999. The ratio of non-earning loans and OREO to total ending assets increased from 37.3% at March 31, 1998 to 39.9% in 1999. Nonearning loans as a percentage of ending total assets increased from 16.3% at March 31, 1998 to 24.1% at March 31, 1999. Additionally, OREO as a percentage of ending total assets decreased from 21.0% at March 31, 1998 to 15.8% at March 31, 1999.

The large amount of OREOs in the portfolio is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties. These loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, the Company has foreclosed on several land developments.
Total expenses increased to $100,667 for the quarter ended March 31, 1999 from $82,539 for the quarter ended March 31, 1998. This increase in expenses is directly related to a $30,000 increase in the allowance for loan losses. Real estate expenses, net of rental income, decreased to $3,705 from $22,546 for the quarter ended March 31, 1999 and 1998, respectively. The increase in the allowance for loan losses together with the decrease in real estate expenses, net of rental income, account for $11,159 of the $18,128 increase in expenses. Other expenses remained somewhat constant, yet increased $6,969.

Total revenues decreased $28,923 to $238,095 for the quarter ended March 31, 1999, from $267,018 for the quarter ended March 31, 1998. This decrease correlated with a decrease of $25,807 in interest income on residential loans.

Six OREOs sold during the quarter ending March 31, 1999. The total cost basis of these six properties was $305,879. Three OREO properties were acquired during the quarter with a total cost basis of approximately $218,449. The net effect of these sales and foreclosures resulted in OREOs decreasing during the quarter from $1,850,015 to $1,762,585. OREOs presently represent 15.8% of total assets. One year ago, OREOs represented 21.0% of total assets.

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

Management's strategy is to foreclose on nonearning loans, such that accounts either pay off or result in a foreclosure sale. After the foreclosure is complete, management will market the real property assets to create sales. Revenues from sales are then invested into new loans secured by real property. In 1997, CLS's and the Company's goals with respect to the loan portfolio are to reduce the level of nonearning loans to 10% or less of total assets, reduce the level of OREOs to 10% or less of total assets, and to increase the annual yield to 9.5% or more. No assurance can be given that these goals will be achieved timely.

Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998.

GENERAL. The Company's net income increased 59.1%, to $296,008, for the quarter ended March 31, 1999, from $186,016 for the quarter ended March 31, 1998. This increase in income was wholly a result of an increase in gains on the sales of real estate. Six properties sold for the quarter ended March 31, 1999, which resulted in gains on the sales of real estate of $158,580. A year ago, gains on the sales of real estate were $1,537 for the quarter ended March 31, 1998.

Return on average assets (annualized) was 9.5% at March 31, 1999, as compared to 6.7%, at March 31, 1998. This increase in the return on assets is directly attributable to extraordinary gains on the sales of real estate owned.

Nonearning loans and OREO to total assets peaked at 44.4% on June 30, 1997. For the quarter ending March 31, 1999, nonearning loans and OREO to total assets were 39.9% as compared to 37.3% for the quarter ending March 31, 1998. Management will continue to monitor the percentage of nonearning loans and OREOs to total assets. Management's goal is for this percentage to decrease to 20% or less.

REVENUES. The Company's revenues decreased 10.8%, to $238,095, for the quarter ended March 31, 1999, from $267,018 for the same quarter in 1998.

Revenues decreased because, as noted above, nonearning assets increased to 39.9% of total assets from 37.3% to total assets, an increase of 6.5%. Additionally, the weighted average interest rate of the portfolio has decreased slightly, resulting in less revenues. The increase in nonearning assets is clearly a trend which started in the second quarter of 1998, when the percentage of nonearning assets to total assets was 34.3%.

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

TOTAL EXPENSES. Total expenses increased 22%, to $100,667, for the quarter ended March 31, 1999, as compared to $82,539 for the quarter ended March 31, 1998. This was an increase of $18,128. The increase in total expenses is directly attributable to an increase in the provision for loan and real estate losses of $30,000.

Management fees paid to CLS for the quarter ended March 31, 1999 were $41,771, as compared to $41,753 in 1998.

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997.

GENERAL. The Company's net income increased 27%, to $186,016, for the quarter ended March 31, 1998, from $147,029 for the quarter ended March 31, 1997.
This increase was primarily a result of a decrease in legal expenses.

Return on average assets (annualized) were 5.4% at March 31, 1998, as compared to 6.7% at March 31, 1997. Total assets increased 1.3%, to $11,142,963 at March 31, 1998, from $10,999,908 at March 31, 1997. Total loans decreased $826,687 during the year. Real Estate owned increased $730,942 for the year.

INTEREST INCOME. The Company's interest income decreased 2.2%, to $267,018, for the quarter ended March 31, 1998, from $270,352 in the prior year. This modest decrease is viewed as a stabilization of interest income by management. This stabilization of interest income was primarily attributable to the stabilization in nonearning loans and OREOs as a percentage of total assets.

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

TOTAL EXPENSES. Total expenses decreased 34.1%, to $82,539, for the quarter ended March 31, 1998, as compared to $125,258 for the quarter ended March 31, 1997. This was a decrease of $42,719. The decrease in total expenses is directly attributable to a decrease in foreclosure and legal expenses of $43,390. These expenses were higher in 1997 due to the legal proceedings related to loan collection and OREO foreclosure costs, as well as SEC legal filing costs. Approximately $25,000 of foreclosure costs for the first quarter of 1997 were associated with unusual and unexpected legal proceedings for one non-performing loan. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

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

The Company's total shareholders' equity decreased to $10,806,280 at March 31, 1999, from $10,934,164 at March 31, 1998. At March 31, 1999, shareholders'
equity was 98.64% of total assets, compared to 98.13% at March 31, 1998. At March 31, 1999, the Company held cash of $408,975.

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

THE YEAR 2000 ISSUE. The Company has made an internal Y2K audit. Results of the audit were:

The Company's state of readiness and costs to address the Company's Y2K issues. Two personal computers preform all of Opportunity's accounting functions. Prior to September 1, 1999, both computers will be replaced with new Y2K compliant computers. Said computers will be purchased by CLS Mortgage, Inc. at no cost to the Company. All software presently used by the Company and or its affiliates is Y2K compliant, with the exception of the Peachtree program. The Peachtree upgrade can be purchased at a cost of approximately $200. Said software will be purchased by CLS Mortgage at no cost to the Company.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the first quarter of 1999.

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


Form 8-K. A current report on Form 8-K was filed on February 5, 1999 to report the change in the registrant's auditing firm.

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

Dated: May 14, 1999