Form 10QSB
period 1999-06-30
OPPORTUNITY MANAGEMENT CO INC
filed 1999-08-11
CIK 912395

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the quarterly period ended June 30, 1999
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB. [X]

The issuer's revenues for the quarter ended June 30, 1999 were $212,733. The aggregate market value of the voting stock held by non-affiliates at July 1, 1999, based on an assumed value of $5.00 per share, was $9,719,700. The number of shares of common stock outstanding at such date was 2,244,012 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                  OPPORTUNITY MANAGEMENT COMPANY, INC.
          QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                              JUNE 30, 1999

                             TABLE OF CONTENTS


SAFE HARBOR STATEMENT

                                                                         Page
PART I

     Item 1:  Financial Statements. . . . . . . . . . . . . . . . . . . .  1

     Item 2:  Management's Discussion and Analysis of Financial
              Condition & Results of Operation. . . . . . . . . . . . . . 12

PART II

     Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 16

     Item 2:  Changes in Securities . . . . . . . . . . . . . . . . . . . 16

     Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . . . 16

     Item 4:  Submission of Matters to a Vote of Security Holders . . . . 16

     Item 5:  Other Information . . . . . . . . . . . . . . . . . . . . . 17

     Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 17


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







                                   (iii)

                                 PART I

Item 1. FINANCIAL STATEMENTS

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CONDITION
JUNE 30, 1999 AND 1998

ASSETS

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
  Loans receivable, earning                       $ 6,550,370     $ 6,963,296
  Loans receivable, nonearning                      2,635,463       1,910,588
                                                  ------------    ------------
                                                    9,185,833       8,873,884
  Real estate held for sale                         1,797,074       1,921,914
                                                  ------------    ------------
                                                   10,982,907      10,795,798
  Allowance for losses                               (206,327)       (108,283)
                                                  ------------    ------------

     NET LOANS AND REAL ESTATE (Notes 2 and 4)     10,776,580      10,687,515

  Cash and cash equivalents                           146,080         400,026
  Accrued interest receivable                          57,481          73,237
  Other assets (Note 4)                                27,361          20,555
                                                  ------------    ------------
     TOTAL ASSETS                                 $11,007,502     $11,181,333
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                               $     53,016    $     22,424
  Accrued cash dividends payable to stockholders      617,611         224,745
                                                  ------------   -------------
     TOTAL LIABILITIES                                670,627         247,169
                                                  ------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Common stock - $5 par value, 5,400,000 shares
  authorized; 1999, 2,244,012 shares; 1998,
  2,244,479 shares, issued and outstanding         10,669,580      11,138,987
  Undistributed income (expense)                     (332,705)       (204,823)
                                                  ------------    ------------
                                                   10,336,875      10,934,164
                                                  ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,007,502     $11,181,333
                                                  ============    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
REVENUES
  Interest income on residential loans           $   259,970      $   323,191
  Interest income on commercial loans                187,410          232,812
  Interest income on bank accounts                     3,408            6,365
  Other income                                            40               89
                                                 ------------     ------------
     TOTAL REVENUES                                  450,828          562,457
                                                 ------------     ------------
EXPENSES
  Management fees - related party (Note 4)            83,542           83,524
  Provision for loan and real estate losses (Note 2)  30,000                -
  Foreclosure expenses                                22,039            9,922
  Real estate expenses, net of rental income          20,408           54,498
  Rental property expenses                             3,294            9,641
  Accounting and auditing expenses                    13,933           13,157
  Legal expenses (Note 4)                              1,335            1,418
  Business and occupational taxes                      4,599            4,279
  Director compensation                                2,400            2,800
  Other expense                                          468            2,440
                                                  -----------     ------------
     TOTAL EXPENSES                                  182,018          181,679
                                                  -----------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       268,810          380,778

Gain on sale of real estate (Note 2)                 174,182           27,817
                                                 ------------     ------------
     NET INCOME                                  $   442,992      $   408,595
                                                 ============     ============

Basic earnings per common share                  $      0.20      $      0.18
                                                 ============     ============

Weighted average shares outstanding                2,244,012        2,242,612
                                                 ============     ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
REVENUES
  Interest income on residential loans           $   132,577      $   170,000
  Interest income on commercial loans                 72,295          121,538
  Interest income on bank accounts                       840            3,810
  Other income                                            21               89
                                                 ------------     ------------
     TOTAL REVENUES                                  212,733          295,437
                                                 ------------     ------------
EXPENSES
  Management fees - related party (Note 4)            41,771           41,771
  Provision for loan and real estate losses (Note 2)       -                -
  Foreclosure expenses                                 7,069            3,699
  Real estate expenses, net of rental income          16,704           31,951
  Rental property expenses                             2,667            7,272
  Accounting and auditing expenses                     7,575            8,125
  Legal expenses (Note 4)                                980            1,270
  Business and occupational taxes                      2,872            1,653
  Director compensation                                1,400            1,000
  Other expense                                          313            2,398
                                                  -----------     ------------
     TOTAL EXPENSES                                   81,351           99,139
                                                  -----------     ------------
     INCOME BEFORE GAIN ON SALE OF REAL ESTATE       131,382          196,298

Gain on sale of real estate (Note 2)                  15,602           26,280
                                                 ------------     ------------
     NET INCOME                                  $   146,984      $   222,578
                                                 ============     ============

Basic earnings per common share                  $      0.07      $      0.10
                                                 ============     ============

Weighted average shares outstanding                2,244,012        2,245,205
                                                 ============     ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
--------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1999

                              Common Stock       Undistributed      Total
                        -----------------------     Income      Stockholders'
                            Shares     Amount      (Expense)        Equity
                            ------     ------    -------------  -------------

Balance, December 31, 1998 2,244,012  $11,138,985  $(364,398)    $10,774,587

Net Income                         -            -    442,992         442,992

Capital Return                     -     (469,405)         -        (469,405)

Cash dividends                     -            -   (411,299)       (411,299)
                            --------- ------------ ----------    ------------
Balance, June 30, 1999     2,244,012  $10,669,580  $(332,705)    $10,336,875
                            ========= ===========  ==========    ============

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   442,992      $   408,595
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan and real estate losses          30,000                -
   Amortization of discounts on loans                   (861)            (867)
   Gains on sale of real estate                     (174,182)         (27,817)
   (Increase) decrease in:
     Accrued interest receivable                         985            3,262
     Other assets                                       (135)           1,758
   Increase (decrease) in:
     Accrued expenses                                (10,012)          (9,513)
                                                 ------------     ------------
     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     288,697          375,418
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of new loans                          (1,517,788)      (1,607,841)
  Principal reductions and maturities of loans     1,237,355        1,423,519
  Proceeds from sales and other transactions of
    real estate owned                                205,219          258,211
  Advances of costs associated with other
    real estate                                      (21,900)         (34,610)
                                                  ------------     -----------
     CASH FLOWS USED IN INVESTING ACTIVITIES         (97,114)          32,279
                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reversal of reinvested dividends                         -           (2,459)
  Cash dividends paid to stockholders               (433,093)        (347,822)
                                                  ------------     -----------
     CASH FLOWS USED BY FINANCING ACTIVITIES        (433,093)        (350,281)
                                                  ------------     -----------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                             (241,510)          64,416

Cash and cash equivalents, January 1st            $  387,590       $  335,610
                                                  -----------      -----------
Cash and cash equivalents, June 30th              $  146,080       $  400,026
                                                  ===========      ===========

                 "UNAUDITED" INTERIM FINANCIAL STATEMENTS
                   OPPORTUNITY MANAGEMENT COMPANY, INC.
                          PREPARED BY MANAGEMENT
-------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 -----------------------------
                                                      1999            1998
                                                 -----------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Acquisition of real estate in settlement of loans   $   400,823   $   237,446

Charge offs against the allowance                   $    25,230   $    74,980

New contracts made in connection with sales of
  real estate                                       $   254,048   $   250,246


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

                                                         1999        1998
                                                      ----------  ----------
Cash dividends paid                                   $ 433,093   $ 347,822
Capital return paid                                    (469,405)          -
Accrued dividends, June 30th                            617,611     224,745
Accrued dividends, January 1st                         (170,000)   (163,963)
                                                      ----------  ----------
     Dividends on common stock                          411,299     408,604

Dividends paid or accrued in excess of net income             -          (9)
Net income in excess of accrued dividends                31,693           -
                                                      ----------  ----------
     NET INCOME                                       $ 442,992   $ 408,595
                                                      ==========  ==========
Cash dividends - accrual basis                        $ 880,704   $ 408,595
Capital return - accrual basis                         (469,405)          -
Net income in excess of accrued dividends                31,693           -
                                                      ----------  ----------
     NET INCOME                                       $ 442,992   $ 408,595
                                                      ==========  ==========

Earnings per share:
Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the respective periods.

Note 2.  Loans Receivable and Real Estate Held for Sale

Loans receivable at June 30, 1999 and 1998, consists of the following:

                                                         1999        1998
                                                      ----------  ----------
First mortgage loans                                  $7,648,363  $7,718,551
Second mortgage loans                                    258,935     245,479
Loans secured by personal property and real estate     1,278,535     909,854
                                                      ----------  ----------
                                                      $9,185,833  $8,873,884
                                                      ==========  ==========

A concentration of credit exists in that the majority of loans are secured by real property in the states of Washington and Idaho.

Types of real property securing loans at June 30, 1999 and 1998, are as follows:

                                                         1999        1998
                                                      ----------  ----------
Commercial                                            $2,554,603  $2,217,513
Single and multiple family residential                 1,877,066   2,041,128
Rural single and multiple family residential           2,183,849   1,624,509
Developed land                                         1,121,580   1,553,383
Undeveloped land                                         190,695     444,916
Manufactured homes on real property                    1,159,544     892,126
Agricultural                                              98,496     100,309
                                                      ----------  ----------
                                                      $9,185,833  $8,873,884
                                                      ==========  ==========

Real estate held for sale at June 30, 1999 and 1998, consists of the following:
                                                         1999        1998
                                                      ----------  ----------
Commercial                                            $  183,837  $  183,837
Single and multiple family residential                   175,298     189,335
Rural single and multiple family residential             263,800     213,806
Developed land                                           967,676   1,126,943
Undeveloped land                                          85,913      85,913
Manufactured homes on real property                      120,550     112,304
Agricultural                                                   -       9,776
                                                      ----------   ---------
                                                      $1,797,074  $1,921,914
                                                      ==========  ==========

An analysis of the changes in the allowance for losses is as follows:

                                                         1999        1998
                                                      ----------  ----------
Balance, January 1st                                  $  201,345  $  182,745

Provision charged to expense                              30,000           -
Recoveries                                                   213         518
Charge off of losses on sale of real estate owned        (25,230)    (74,980)
                                                      -----------  ----------
Balance, June 30th                                    $  206,328   $ 108,283
                                                      ===========  ==========

Gains on sale of real estate, which are included in the statements of income, were $174,182 and $27,817 for the six months ended June 30, 1999 and 1998, respectively.

Impairment of loans having a recorded investment of $2,635,463 and $1,910,588 at June 30, 1999 and 1998, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. There is no specific allowance for loan losses related to these loans at June 30, 1999 and 1998, respectively. The average impaired loans during 1999 and 1998 was $2,625,136 and $2,170,230, respectively.

Included in the allowance for losses is a $159,129 and $83,540 specific allowance to reduce real estate held for sale to the estimated fair value less costs of disposal at June 30, 1999 and 1998, respectively. There were no additional impairment losses resulting from changes in carrying amounts for the six months ended June 30, 1999 and 1998, respectively.

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

                                                         1999        1998
                                                      ----------  ----------
Income before taxes on income                         $ 442,992   $ 408,595
Federal income taxes at statutory rates                (150,617)   (138,922)
                                                      ----------  ----------
Net Income                                            $ 292,375   $ 269,673
                                                      ==========  ==========

The Company must continue to meet certain conditions on an annual basis to retain its tax status as a REIT. These conditions were met for the six months ended June 30, 1999 and 1998. Dividends distributed are considered ordinary income to the investors for tax purposes, with the exception of gains on the sale of real estate, which are treated as capital gains to the investors.

Note 4.  Related Party Transactions

MANAGEMENT FEES:
CLS provides office space, administrative, accounting, computer, and other services to the Company. For the six months ended June 30, 1999 and 1998, $83,542 and $83,524, respectively, were paid for these services in accordance with a management agreement. For 1999 and 1998 the monthly fee was based on one-twelfth of 1.5% of the common stock outstanding each month end. The amounts payable to CLS at June 30, 1999 and 1998, were $13,924 and $13,924, respectively. The Company is relying on CLS to manage its day-to-day operations as its administrative manager. The president and chairman of the Company is also the president of CLS. The president and his wife own 1.33% of the common stock of the Company. The two sole stockholders of CLS directly and indirectly own 3.83% of the common stock of the Company and 100% of the stock of CLS at June 30, 1999.

ESCROW SERVICES:
CLS Escrow provides the Company with escrow services. The stockholders of CLS collectively own 50% of the outstanding shares of CLS Escrow.


LOAN PLACEMENT FEES:
Loans are purchased from or brokered by CLS. CLS earns a 6-12% loan placement fee from the borrowers of the monies loaned by the Company. For the six months ended June 30, 1999 and 1998, CLS received $111,374 and $106,082, respectively, in loan placement fees (Note 1).

LOANS:
During the second quarter of 1997, a loan was made to CLS which is included in loans receivable on the statements of condition. The unsecured note matures on May 30, 2000, and bears interest at a rate of 12%. At June 30, 1999 and 1998, the loan receivable balance was $67,000.

OTHER ASSETS:
Included in other assets is a $6,270 and $8,360 receivable from a company owned in majority by a stockholder/director (owning .88% of the outstanding stock at June 30, 1999 and 1998) of the Company at June 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

OVERVIEW. During 1995 and 1996, the Company experienced negative trends in nonearning assets. Nonearning loans increased from $964,238 at December 31, 1994 to $3,225,033 at December 31, 1996. OREOs increased from $662,874 at
December 31, 1994 to $1,220,140 at December 31, 1996.   Nonearning assets
stabilized in 1997 and have continued to remain stable in 1998 and 1999 year to date. Nonearning loans were $2,635,463 and OREOs were $1,797,074 for the six months ending June 30, 1999. The ratio of nonearning loans and OREO to total ending assets increased from 34.3% at June 30, 1998 to 40.3% in 1999. Nonearning loans as a percentage of ending total assets increased from 17.1% at June 30, 1998 to 24.0% at June 30, 1999. Additionally, OREO as a percentage of ending total assets decreased from 17.2% at June 30, 1998 to 16.3% at June 30, 1999.

The large amount of OREOs in the portfolio is believed by management to be attributable to several factors, including a relatively high concentration of portfolio loans secured by developed properties. These loans were originated during the period from 1990 through 1994, when the Spokane, Washington and Coeur d'Alene, Idaho housing markets were robust. In 1995, 1996 and 1997 the housing markets softened resulting in many failed land developments. As a consequence, the Company has foreclosed on several land developments.
Total expenses decreased to $81,351 for the quarter ended June 30, 1999 from $99,139 for the quarter ended June 30, 1998. This decrease in expenses is directly related to a $11,829 decrease in OREO tax and liability expenses. Tax and liability expense-REO decreased to $19,156 from $34,985 for the quarter ended June 30, 1999 and 1998, respectively. At June 30, 1998, OREOs represented $1,921,914 of total assets. Many of the real properties owned were purchased at trustee's sales or sheriff's sales subject to present year and past years real property taxes. In 1998, the Company paid real property taxes on the OREO portfolio current. Because said payment included present and past years' taxes, together with interest and penalties the tax and liability expense-REO was large. In 1999, the Company is paying the present years taxes only, together with all taxes due on new OREOs acquired at trustee's sales or sheriff's sales. Because the existing OREO portfolio's taxes are current, the expense to the present years taxes decreased for the quarter ended June 30, 1999.

Total revenues decreased $111,629 to $450,828 for the six month period ended June 30, 1999 from $562,457 for the six month period ended June 30, 1998. This decrease correlated with a decrease in interest income.

Twelve OREOs sold during the six month period ending June 30, 1999. The total cost basis of these twelve properties was $469,405. Eight OREO properties were acquired during the six month period ending June 30, 1999 with a total cost basis of approximately $400,824. The net effect of these sales and foreclosures resulted in OREOs decreasing from $1,850,015 to $1,797,074.
OREOs presently represent 16.3% of total assets. One year ago, OREOs represented 17.2% of total assets.

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

Quarter Ended June 30, 1999 Compared to the Quarter Ended June 30, 1998.

GENERAL. The Company's net income decreased 34.0%, to $146,984, for the quarter ended June 30, 1999, from $222,528 for the quarter ended June 30, 1998. This decrease in income was attributable to two factors.

First, at June 30, 1998, nonearning assets were 34.3% of total assets, which was the lowest percentage in the past three years. Since September 30, 1996, nonearning assets have been stable at approximately 40% of total assets. Thus, in the second quarter of 1998 several past due accounts paid themselves current resulting in increased revenues, increased profits and a lower percentage of nonearning assets. After June 30, 1998, these accounts again became past due and were again classified as nonearning assets.

The second factor is the weighted average interest rate of the loan portfolio. At June 30, 1998, the weighted average interest rate of the loan portfolio was 14.96%. Since that time, the weighted average interest rate of the portfolio has decreased to 14.21%. This reduction in the interest rates of individual loans in the portfolio has contributed to a reduction in revenues, net income and dividends.

Return on average assets (annualized) was 5.3% at June 30, 1999, as compared to 8.0%, at June 30, 1998. This decrease is a reflection of the increase in nonearning assets and the decrease in the weighted average interest rate of the loan portfolio described above.

Nonearning loans and OREO to total assets peaked at 44.4% on June 30, 1997. For the quarter ending June 30, 1999, nonearning loans and OREO to total assets were 40.3% as compared to 34.3% for the quarter ending June 30, 1998. Management will continue to monitor the percentage of nonearning loans and OREOs to total assets. Management's goal is for this percentage to decrease to 20% or less.

REVENUES. The Company's revenues decreased 28.0%, to $212,733, for the quarter ended June 30, 1999, from $295,437 for the same quarter in 1998. Revenues decreased because, as noted above, nonearning assets increased to 40.3% of total assets from 34.3% of total assets, an increase of 17.5%. Additionally, the weighted average interest rate of the portfolio has decreased, resulting in less revenues. The increase in nonearning assets is clearly a trend which started in the second quarter of 1998, when the percentage of nonearning assets to total assets was 34.3%.

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

TOTAL EXPENSES. Total expenses increased 17.9%, to $81,351, for the quarter ended June 30, 1999, as compared to $99,139 for the quarter ended June 30, 1998. This was a decrease of $17,788. The decrease in total expenses is directly attributable to a decrease in real estate expenses. Specifically, real estate taxes decreased significantly.

Management fees paid to CLS for the quarter ended June 30, 1999 were $41,771, as compared to $41,771 in 1998.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997.

GENERAL. The Company's net income increased 31%, to $222,578, for the quarter ended June 30, 1998, from $170,167 for the quarter ended June 30, 1997. This increase was primarily a result of a decrease in legal and foreclosure expenses.

Return on average assets (annualized) were 8.0% at June 30, 1998, as compared to 6.2% for the quarter ended June 30, 1997. Total assets increased 0.9%, to $11,181,333 at June 30, 1998, from $11,081,875 at June 30, 1997. This increase in the return on assets is directly attributable to increases in interest income and gains on sales of real estate and an even grater reduction in total operating expenses. The Company achieved these results by primarily reducing its level of nonearning assets. Since June 30, 1997, earning loans have increased by $947,163 and nonearning loans have decreased by $817,059. Real estate owned decreased $271,745 for the year.

REVENUES. The Company's revenues increased 6.5%, to $295,437, for the quarter ended June 30, 1998, from $277,383 in the prior year. This modest increase is viewed as a welcome trend of increasing interest income by management. This increase in interest income was primarily attributable to the decrease in nonearning loans and OREOs as a percentage of total assets as outlined above and a decrease of expenses as outlined above.

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

TOTAL EXPENSES. Total expenses decreased 18.1%, to $99,139, for the quarter ended June 30, 1998, as compared to $121,089 for the quarter ended June 30, 1997. This was a decrease of $21,950. The decrease in total expenses is directly attributable to a decrease in foreclosure expenses of $17,439 and a decrease in legal expenses of $5,583. These expenses were higher in 1997 due to the legal proceedings related to loan collection and OREO foreclosure costs. The Company's policy is to expense all loan collection and OREO foreclosure costs as incurred, even if it is anticipated that they may be recovered upon sale of foreclosed properties.

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

The Company's total shareholders' equity decreased to $10,336,875 at June 30, 1999, from $10,934,164 at June 30, 1998. At June 30, 1999, shareholders'
equity was 93.9% of total assets, compared to 97.8% at June 30, 1998. This decrease in shareholders' equity is directly related to the return of $469,405 of shareholders' equity for the quarter ending June 30, 1999.

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

PLAN OF OPERATION. As is set forth more fully in Item 1 of this report, the Company's plan of operation during the ensuing twelve-month period is to acquire and maintain a portfolio of loans collateralized by real property sufficient to generate dividends to its shareholders at annualized rates ranging from 6% to 9%. In order to meet these objectives, the Company and CLS have adopted operating strategies designed to (i) reduce the level of nonearning loans in the Company's loan portfolio, (ii) increase the volume of loans CLS originates and makes available to the Company and others for purchase, (iii) more efficiently manage the operations of the Company and CLS, and (iv) sell OREO's thereby reducing the level of non-earning real estate owned in the Company's portfolio. Reference is made to Item 1 for more complete information concerning these strategies and the Company's and CLS's plans for implementing them.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders was held on Wednesday, May 26, 1999 in Spokane, Washington. Matters 1 and 2 below were submitted to a vote of the shareholders as of the record date, being the close of business on March 31, 1999. These matters required the affirmative vote of a majority of the shares present at the annual meeting, in person or by proxy, and were approved as follows:

     1.  Election of Directors


         Nominee                     For            Against           Abstain
         -------                     ---            -------           -------
      (S)

      H. E. Brazington            1,327,936           11,713            117
      Stanley E. Brazington       1,327,936           11,713            117
      Robert C. Brown             1,327,936           11,713            117
      Dr. Vaughn Ransom           1,327,936           11,713            117
      Vern W. Haworth             1,327,936           11,713            117
      Douglas M. O'Coyne          1,327,936           11,713            117
      Elden Sorensen              1,327,936           11,713            117
      Dr. David W. Hanson         1,327,936           11,713            117
      C. Patrick Craigen          1,327,936           11,713            117

     2.  Ratification of Independent Auditor

     Approval of the firm of Moss Adams LLP, formerly, McFarland & Alton,
     P.S., as independent auditor for the Company.

                                     For              Against        Abstain
                                     ---              -------        -------
                                  1,329,566              0           10,200


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

Dated: August 11, 1999